Form 10QSB
period 1996-09-30
MITCHELL BANCORP INC
filed 1996-11-13
CIK 1009873

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549
                   ____________________________

                             FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________  to ________

                  Commission File Number 0-28446
                                         _______

                       MITCHELL BANCORP, INC.
          ______________________________________________________
          (Exact name of Registrant as specified in its Charter)

     North Carolina                                56-1966011
_______________________________       ______________________________________
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

 210 Oak Avenue, Spruce Pine, North Carolina          29621
____________________________________________        __________
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (704) 765-7324

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     X  Yes        No
                                    ___        ___

     As of September 30, 1996, there were 979,897 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional small business disclosure format:

                                         Yes        X  No
                                     ___           ___

                        MITCHELL BANCORP, INC.
                            AND SUBSIDIARY

                      Spruce Pine, North Carolina

                                 Index


PART I.                                                        Page(s)

FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of June 30, 1996
  and September 30, 1996 .....................................    3

Consolidated Statements of Income - (Unaudited) for the three
  month periods ended September 30, 1995 and 1996 ............    4

Consolidated Statements of Stockholders' Equity (unaudited)...    5

Consolidated Statements of Cash Flows - (Unaudited) for the
  three months ended September 30, 1995 and 1996..............    6

Notes to (Unaudited) Consolidated Financial Statements........ 7-10

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations...................................11-13

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings......................................  14

Item 2. Changes in Securities..................................  14

Item 3. Defaults Upon Senior Securities........................  14

Item 4. Submission of Matters to a Vote of Security Holders....  14

Item 5. Other Information......................................  14

Item 6. Exhibits and Reports on Form 8-K.......................  14

Signatures.....................................................  15

               MITCHELL BANCORP, INC. AND SUBSIDIARY

                    Consolidated Balance Sheets
                            (Unaudited)
                           (in thousands)

                                      June 30,       September 30,
Assets                                  1996             1996

Cash on hand                          $    133        $   138
Interest earning deposits in
  other banks                           11,996          7,618
Investment securities:
Available for sale (amortized
  cost of $13,000)                         285            326
Loans receivable, net                   23,568         26,041
Real estate owned                           84             84
Premises and equipment, net                 70             69
Federal Home Loan Bank stock               291            291
Accrued interest receivable                  5              5
Deferred income taxes                      230            214
Prepaid expenses and other assets          114            194
                                      ________        _______
   Total assets                       $ 36,776        $34,980
                                      ========        =======

Liabilities and Stockholders' Equity

Deposits                              $ 20,346        $19,188
Accounts payable--conversion cost          347            -
Stock oversubscription                     523            -
Accrued interest payable                    60             51
Accrued expenses and other liabilities     818            951
Current income taxes payable                48             72
                                       _______        _______

   Total liabilities                    22,142         20,262
                                       _______        _______

Stockholders' equity:

Preferred stock ($.01 par value,
  500,000 shares authorized;
  none outstanding)                        -              -
Common stock ($.01 par value,
  3,000,000 shares authorized;
  979,897 shares issued and
  outstanding )                             10             10
Paid-in capital                          9,204          9,206
Retained earnings, substantially
  restricted                             6,038          6,082
Unrealized gain on securities
  available for sale, net of
  income taxes                             166            191
Unearned compensation:
  Employee stock ownership plan           (784)          (771)
                                       _______        _______

   Total stockholders' equity           14,634         14,718
                                       _______        _______

   Total liabilities and
     stockholders' equity              $36,776        $34,980
                                       =======        =======



The accompanying notes are an integral part of these consolidated financial statements.

               MITCHELL BANCORP, INC. AND SUBSIDIARY

                Consolidated Statements of Income
                           (Unaudited)
                (in thousands, except per share)



                                          For Three Months Ended
                                              September  30,
                                         1995               1996
Interest income:
  Loans                                 $  500             $  518
  Investments                                6                  6
  Interest earning deposits                 62                143
                                        ______             ______
     Total interest income                 568                667

Interest expense:
  Deposits                                 292                274
                                        ______             ______
     Net interest income                   276                393

Provision for loan losses                    6                  6
                                        ______             ______
     Net interest income after
      provision for loan losses            270                387

Non-interest income:
  Other                                      1                  1
                                        ______             ______
     Total non-interest income               1                  1
                                        ______             ______

Non-interest expenses:
  Compensation                              62                 78
  Other employee benefits                   29                 41
  Net occupancy expense                      6                  6
  Deposit insurance premiums                12                150
  Data processing                            8                  7
  Provision for real estate losses          -                  -
  Other                                     20                 38
                                        ______             ______
     Total non-interest expenses           137                320
                                        ______             ______

     Income before income taxes            134                 68

Income tax expense                          48                 24
                                        ______             ______

     Net income                         $   86             $   44
                                        ======             ======

Weighted average common equivalent
  share outstanding:                       N/A                902
     Net income per share                  N/A              $ .05


The accompanying notes are an integral part of these consolidated financial statements.

                    MITCHELL BANCORP, INC. AND SUBSIDIARY

               Consolidated Statements of Stockholders' Equity
                               (Unaudited)
                             (in thousands)


                                                         Unearned
                                             Unrealized  Compen-
                  Common  Paid-In  Retained   Gain on     sation
                  Stock   Capital  Earnings  Securities  for ESOP  Total

Balance at June
 30, 1995        $  -     $   -    $ 5,947    $    131   $  -     $ 6,078
Net income          -         -         91         -        -          91
Unrealized gain
 on securities
 available for
 sale, net of
 income taxes       -         -        -            35      -          35
Sale of common
 stock (979,897
 shares)            10     9,204       -           -      (784)     8,430
                 _____    ______   _______    ________   ______   _______
Balance at June
 30, 1996           10     9,204     6,038         166    (784)    14,634
Net income          -         -         44         -        -          44
Unrealized gain
 on securities
 available for
 sale, net of
 income taxes       -         -        -            25      -          25
Compensation
 Earned             -          2       -           -        13         15
                 _____    ______   _______    ________   ______   _______
Balance at
 September 30,
 1996             $10     $9,206   $ 6,082    $    191   $(771)   $14,718
                 =====    ======   =======    ========   ======   =======

The accompanying notes are an integral part of these consolidated financial statements.

               MITCHELL BANCORP, INC. AND SUBSIDIARY

               Consolidated Statements of Cash Flows
                            (Unaudited)
                           (in thousands)



                                         Three Months Ended
                                           September 30,
                                         1995           1996

Operating activities:
  Net income                         $      86        $    44

  Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:
     Depreciation                            3              3
     Provision for loan losses               6              6
     Increase (decrease) in reserve
       for uncollected interest              6              8
     Net increase in deferred loan
       fees                                -               21
     Amortization of unearned
       compensation                        -               15
     (Increase) decrease in prepaid
       expenses and other assets           (21)           (78)
     Increase (decrease) in accrued
       interest payable                    (12)            (9)
     Increase in accrued expenses
       and other liabilities                 9            157
                                     _________       ________
         Net cash provided by
          operating activities              77            167
                                     _________       ________

Investing activities:
  Net increase in loans                   (350)        (2,508)
  Purchase of premises and equipment        -              (2)
  Investment in life insurance cash
    surrender value                         (3)            (2)
      Net cash used by investing
       activities                         (353)        (2,512)
                                     _________       ________

Financing activities:
  Net increase (decrease) in deposits      376         (1,158)
  Repayment of stock oversubscriptions      -            (523)
  Payment of accrued conversion cost        -            (347)
                                     _________       ________
    Net cash provided (used) by
      financing activities                 376         (2,028)
                                     _________       ________

Increase (decrease) in cash and cash
  equivalents                              100         (4,373)

Cash and cash equivalents at beginning
  of period                              4,241         12,129
                                     _________       ________

Cash and cash equivalents at end of
  period                             $   4,341       $  7,756
                                     =========       ========
Supplemental disclosures of cash
  flow information:
   Cash paid during the year for:
     Interest                        $     304       $    283
     Income taxes                           79             -

Noncash transactions:

  Unrealized gain on securities
    available for sale, net of
    deferred tax liability           $       2       $     25

The accompanying notes are an integral part of these consolidated financial statements.

                      MITCHELL BANCORP, INC.
                          AND SUBSIDIARY

            Notes to Consolidated Financial Statements
                            (Unaudited)



1.  Mitchell Bancorp, Inc.

    Mitchell Bancorp, Inc. (the "Company") was incorporated under the laws of the State of North Carolina for the purpose of becoming the savings and loan holding company of Mitchell Savings Bank, SSB (the "Savings Bank") in connection with the Savings Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank, pursuant to its Plan of Conversion. The Company commenced on May 8, 1996, a Subscription Offering of its shares in connection with the conversion of the Savings Bank (the "Conversion"). At July 12, 1996, the Conversion was complete (see Note 4). The financial statements of the Savings Bank are presented on a consolidated basis with those of the Company.

    The consolidated financial statements included herein are for the Company, the Savings Bank and the Savings Bank's wholly owned subsidiary, Mitchell Mortgage and Investment Co.(MMI). The impact of MMI on the consolidated financial statements is insignificant. MMI has no operating activity other than to own stock in the third-party service bureau.

2.  Basis of Preparation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended September 30, 1996 is not necessarily indicative of the results which may be expected for the entire year.

    It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and note thereto for the Company for the year ended June 30, 1996.

3.  Earnings Per Share

    Earnings per share amounts for the three month period ended September 30, 1996 are based on the average number of shares outstanding throughout the period, except that the initial issue has been given an effective date of June 30, 1996. No comparative amounts have been presented

MITCHELL BANCORP, INC. AND SUBSIDIARY
                     Notes to Consolidated Financial
                          Statements, Continued


    for the three month period ended September 30, 1995 because no shares were outstanding during that period. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.

4.  Stockholders' Equity

    The Company was incorporated under North Carolina law in February 1996 to acquire and hold all the outstanding common stock of the Savings Bank, as part of the Savings Bank's conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. In connection with the conversion, which was consummated on July 12, 1996, the Company issued and sold 979,897 shares of common stock at a price of $10.00 per share for total net proceeds of approximately $9.2 million after conversion expenses of approximately $585,000. The Company retained one-half of the net proceeds and used the remaining net proceeds to purchase the newly issued capital stock of the Savings Bank. The net conversion proceeds of approximately $9.2 million and over-subscription proceeds of approximately $523,000 were held in withdrawable accounts at the Savings Bank at June 30, 1996. Since, the conversion was essentially consummated prior June 30, 1996, the conversion has been accounted for as being effective as of June 30, 1996, with the net conversion offering proceeds of approximately $9.2 million shown on the statements of stockholders' equity as proceeds from the sale of common stock and stock oversubscription proceeds of approximately $523,000 recorded as a liability. The oversubscription proceeds were refunded, with accrued interest, by July 12, 1996.

    The Company currently intends to ask stockholders of the Company to approve a proposed stock option plan and a proposed management recognition plan at a meeting of the stockholders after the conversion. Shares issued to directors and employees under these plans may be from authorized but unissued shares of common stock or they may be purchased in the open market. In the event that options or shares are issued under these plans such issuances will be included in the earnings per share calculation, thus, the interests of existing stockholders would be diluted.

    The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations.

    At the time of conversion, the Savings Bank established a liquidation account in an amount equal to its retained income as reflected in the latest consolidated balance sheet used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Savings Bank after conversion. In the event of a complete liquidation of the Savings Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

MITCHELL BANCORP, INC. AND SUBSIDIARY
                     Notes to Consolidated Financial
                           Statements, Continued

5.  Employee Stock Ownership Plan (ESOP)

    As part of the conversion discussed in Note 4, an Employee Stock Ownership Plan (ESOP) was established for all employees who have attained the age of 21 and have been credited with at least 500 hours of service during a 12-month period. The ESOP borrowed approximately $784,000 from the Company and used the funds to purchase 78,391 shares of common stock of the Company issued in the conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 15 years. On September 30, 1996, the loan had an outstanding balance of approximately $784,000 and an interest rate of 8.25%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Company's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

    Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

    For the three months month ending September 30, 1996, compensation from the ESOP of approximately $15,000 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At September 30, 1996, the ESOP had approximately 1,300 allocated shares and 77,091 unallocated shares.

    The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

6.  Deposit Insurance Assessment

    The Company has recorded a liability at September 30, 1996 for the one-time special assessment levied by the omnibus appropriation bill to
    recapitalize the SAIF insurance fund.   The special assessment for deposit
    insurance premiums of approximately $137,000 has been reflected in operations for the quarter ending September 30, 1996 with an after tax impact on net income of approximately $85,000. The FDIC will collect the assessment in late November and effective January 1, 1997 the Company will begin paying reduced premium assessments in accordance with the BIF/SAIF legislation.

MITCHELL BANCORP, INC. AND SUBSIDIARY
                       Notes to Consolidated Financial
                             Statements, Continued

7.  Tax Bad Debt Reserves

    With the repeal of the reserve method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995, the Company will have to recapture its post-1987 excess reserves over a six-year period. The amount of the post-1987 excess is approximately $55,000. The tax effect of this excess had been previously recorded as deferred income taxes and, therefore, will have no impact on income when recaptured.

Item 2.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include Mitchell Bancorp, Inc. and/or Mitchell Savings Bank, SSB, as appropriate.



Comparison of Financial Condition at June 30, 1996 and September 30, 1996

The Company's total consolidated assets decreased by approximately $1.8 million or 4.9% from $36.8 million at June 30, 1996 to $35.0 million at September 30, 1996. The decrease in assets for the period was primarily attributable to the decrease in deposits and the repayment of stock oversubscriptions.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1995 and September 30, 1996. Net loans increased $2.5 million, or 10.5%. This increase resulted from the Company's origination of loans to satisfy increased demand for fixed rate mortgage loans , as well as funding a $1.2 million commercial loan, and was funded with cash provided from the stock conversion.

Consistent with its historical lending practices, virtually all of the Company's loan portfolio at September 30, 1996 consisted of fixed rate loans with maturities up to sixteen (16) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See "Liquidity and Capital Resources" discussion below.

Deposits decreased $1.1 million or 5.7%, from $20.3 million at June 30, 1996 to $19.2 million at September 30, 1996. The decrease in deposits was primarily attributable to the withdraw of deposits in certificate accounts. The Company also repaid approximately $500,000 in stock oversubscription and $350,000 in accounts payable for stock conversion cost.



Comparison of Results of Operations for the Three Months Ended September 30, 1995 and 1996

Net Income. Net income decreased $42,000 or 48.8% from $86,000 for the three months ended September 30, 1995 to $44,000 for the three months ended September 30, 1996. Included in operations for the three months ending September 30, 1996 was $137,000 for the SAIF premium assessment signed into law on September 30, 1996. The after tax effect of the one-time assessment was approximately $85,000. The return on average assets was 1.25% for the three months ended September 30, 1995 compared to .50% for the three months ended September 30, 1996. This decrease resulted primarily from the SAIF insurance assessment recorded as quarter end.


Net Interest Income. Net interest income increased $117,000 or 42.4% from $276,000 for the three months ended September 30, 1995 to $393,000 for the three months ended September 30, 1996. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $8.8 million or 144% for the three months ended September 30, 1996 as compared to 1995 as a result of the proceed from the stock offering. The interest rate spread decreased from 2.82% for three months ending September 30, 1995 to 2.15% for the three months ending September 30, 1996, primarily as a result of the conversion proceeds being invested in overnight funds. In addition, interest earned on investments in overnight funds held by the Company increased by $81,000 for the three months ending September 30, 1996 over 1995.

Interest Income. Total interest income increased $99,000 from $568,000 for the three months ended September 30, 1995 to $667,000 for the three months ended September 30, 1996. Interest on loans increased $18,000, or 3.7%. A significant portion of the increase was attributable to the additional funds invested in the overnight funds at the Federal Home Loan Bank. Interest on investments remained constant.

Interest Expense. Interest expense decreased $18,000 from $292,000 for the three months ended September 30, 1995 to $274,000 for the three months ended September 30, 1996. The decrease for the three months ending September 30, 1996 was the result of a $1.6 million decrease in the average deposit outstanding offset by a 9 basis point increase in the average cost of funds.

Provision for Loan Losses. The provision for loan losses for both three month periods ended September 30 was $6,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at September 30, 1996 was 19.50%.

Non-Interest Income.   Non-interest income continues to be an insignificant
source of income for the Company.   This income remained at consistently the
same level during both periods.

Non-Interest Expense. Non-interest expense increased by $183,000 from $137,000 for the three months ending September 30, 1995 to $320,000 for 1996. This increase was the direct result of additional operating expense as a public company, the effect of increased compensation from the recognition of allocated ESOP shares at fair market value and the recognition of the SAIF special assessment. During the three month period ending September 30, 1996, the Company recognized $15,000 of compensation expense related to the Employee Stock Ownership Plan and $137,000 of additional deposit insurance premiums. Other non-interest expense items remained relatively stable with anticipated inflationary increases. Non-interest expense could increase in future periods if certain contemplated benefit plans are adopted by the board of directors and approved by the stockholders.

Income Taxes.   Income tax expense for the three months ending September 30,
1996 was $24,000 compare to $48,000 for the same period in 1995. The decrease was the result of pre-tax income being approximately 50% less for the three months in 1996.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 1996, there were no material commitments for capital expenditures. At September 30, 1996, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 1996, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at September 30, 1996. The Savings Bank had the following capital ratios at September 30,1996:

                                                September 30, 1996

Tier I capital to adjusted total assets               32.4%
Tier I to risk-weighted assets                        69.0%
Total capital to risk-weighted assets                 70.1%

Part II.                    OTHER INFORMATION




Item 1.  Legal Proceedings

         From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         3(a) Company's Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

         3(b) Company's Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

         27    Financial Data Schedule

      No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Mitchell Bancorp, Inc.




Date: _________________       By __________________________________________
                              Edward Ballew, Jr.
                              (Executive Vice President and Chief Executive
                                 Officer)

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Mitchell Bancorp, Inc.



Date: November __, 1996       By /s/Edward Ballew, Jr.
                              _____________________________________________
                              Edward Ballew, Jr.
                              (Executive Vice President and Chief Executive
                                 Officer)