Form 10QSB
period 1996-12-31
MITCHELL BANCORP INC
filed 1997-02-13
CIK 1009873

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC   20549
                    -----------------------
                          FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________

                 Commission File Number 0-28446

                     MITCHELL BANCORP, INC.
                --------------------------------
     (Exact name of Registrant as specified in its Charter)

       North Carolina                             56-1966011
----------------------------------             ----------------
(State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification
                                                Number)

 210 Oak Avenue, Spruce Pine, North Carolina         28777
--------------------------------------------    --------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number,
including area code: (704) 765-7324
                     ---------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X]  Yes       [ ]   No

    As of December 31, 1996, there were 979,897 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

    Transitional small business disclosure format:

                                [ ]  Yes       [X]  No

                       MITCHELL BANCORP, INC.
                           AND SUBSIDIARY

                   Spruce Pine, North Carolina

                              Index


PART I.                                                  Page(s)
--------                                                 -------

FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of June
 30, 1996 and December 31, 1996.........................     3

Consolidated Statements of Income - (Unaudited)
 for the three and six month periods ended
 December 31, 1995 and 1996.............................     4

Consolidated Statements of Stockholders' Equity
 (unaudited)............................................     5

Consolidated Statements of Cash Flows - (Unaudited)
 for the six months ended December 31, 1995 and 1996....     6

Notes to (Unaudited) Consolidated Financial Statements..  7-10

Item 2.
Management's Discussion and Analysis of Financial
 Condition and Results of Operations.................... 11-14

PART II.
--------
OTHER INFORMATION

Item 1.   Legal Proceedings.............................    15

Item 2.   Changes in Securities.........................    15

Item 3.   Defaults Upon Senior Securities...............    15

Item 4.   Submission of Matters to a Vote of
          Security Holders..............................    15

Item 5.   Other Information.............................    15

Item 6.   Exhibits and Reports on Form 8-K..............    15

Signatures                                                  16

                MITCHELL BANCORP, INC. AND SUBSIDIARY

                    Consolidated Balance Sheets
                          (Unaudited)
             (in thousands except share information)



                                        June 30,   December 31,
                                    ----------------------------
  Assets                                  1996         1996
  ------                                  ----         ----
Cash on hand                            $     133    $      85
Interest earning deposits in other
  banks                                    11,996        6,111
Investment securities:
 Available for sale (amortized cost
  of $13,000)                                 285          368
Loans receivable, net                      23,568       26,790
Real estate owned                              84           84
Premises and equipment, net                    70           67
Federal Home Loan Bank stock                  291          291
Accrued interest receivable                     5            5
Deferred income taxes                         230          197
Prepaid expenses and other assets             114          205
                                        ---------   ----------
    Total assets                        $  36,776    $  34,203
                                        =========   ==========
 Liabilities and Stockholders' Equity
 -------------------------------------
Deposits                                $  20,346    $  18,373
Accounts payable--conversion cost             347           --
Stock oversubscriptions                       523           --
Accrued interest payable                       60           54
Accrued expenses and other liabilities        818          798
Current income taxes payable                   48           80
                                        ---------   ----------
    Total liabilities                      22,142       19,305
                                        ---------   ----------
Stockholders' equity:
 Preferred stock ($.01 par value, 500,000
  shares authorized; none outstanding)         --           --
 Common stock ($.01 par value, 3,000,000
  shares authorized; 979,897 shares
  issued and outstanding)                      10           10
 Paid-in capital                            9,204        9,210
 Retained earnings, substantially
  restricted                                6,038        6,220
 Unrealized gain on securities available
  for sale, net of income taxes               166          216
 Unearned compensation:
  Employee stock ownership plan              (784)        (758)
                                        ---------   ----------
    Total stockholders' equity             14,634       14,898
                                        ---------   ----------
    Total liabilities and stockholders'
     equity                             $  36,776    $  34,203
                                        =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                MITCHELL BANCORP, INC. AND SUBSIDIARY

                  Consolidated Statements of Income
                            (Unaudited)
                  (in thousands, except per share)



                    For Three Months Ended  For Six Months Ended
                          December 31,          December 31,
                    ----------------------  --------------------
                       1995        1996        1995      1996
                       ----        ----        ----      ----

Interest income:
 Loans              $   498     $   568    $   998   $  1,086
 Investments              8           8         14         14
 Interest earning
  deposits               62         103        124        246
   Total interest
    income              568         679      1,136      1,346

Interest expense:
 Deposits               293         248        585        522
                    -------     -------    -------   --------
   Net interest
    income              275         431        551        824

Provision for loan
 losses                  42           6         48         12
                    -------     -------    -------   --------
   Net interest
    income after
    provision for
    loan losses         233         425        503        812

Non-interest income:
 Other                    3           1          4          2
                    -------     -------    -------   --------
    Total non-
     interest income      3           1          4          2
                    -------     -------    -------   --------
Non-interest
expenses:
 Compensation            72          70        134        148
 Other employee
  benefits              317          48        346         89
 Net occupancy
  expense                 8           8         14         14
 Deposit insurance
  premiums               12          --         24        150
 Data processing          6           6         14         13
 Provision for real
  estate losses           5          --          5         --
 Other                   36          70         56        108
                    -------     -------    -------   --------
   Total non-
    interest
    expenses            456         202        593        522
                    -------     -------    -------   --------
   Income (loss)
    before income
    taxes              (220)        224        (86)       292

Income tax expense
 (benefit)              (79)         86        (31)       110
                    -------     -------    -------   --------
    Net income
     (loss)         $  (141)    $   138    $   (55)  $    182
                    =======     =======    =======   ========
Weighted  average
 common equivalent
 share
 outstanding:           N/A         903        N/A        903
    Net income per
     share              N/A      $  .15        N/A    $   .20


The accompanying notes are an integral part of these consolidated financial statements.

                           MITCHELL BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Stockholders' Equity
                                        (Unaudited)
                          (in thousands except share information)


                                                        Unrealized     Unearned
                      Common      Paid-In     Retained    Gain on    Compensation
                       Stock      Capital     Earnings   Securities    for ESOP     Total
                     --------     --------    ---------  ----------  ------------  ------
Balance at June
 30, 1995            $     --     $     --    $   5,947   $   131      $    --   $  6,078

Net income                 --           --           91        --           --         91

Unrealized gain
 on securities
 available for sale,
 net of income taxes       --           --           --        35           --         35

Sale of common stock
 (979,897 shares)          10        9,204           --        --         (784)     8,430
                     --------     --------     --------  --------     --------   --------

Balance at June 30,
 1996                      10        9,204        6,038       166         (784)    14,634

Net income                 --           --          182        --           --        182

Unrealized gain on
 securities available
 for sale, net of
 income taxes              --           --           --        50           --         50

Compensation Earned        --            6           --        --           26         32
                     --------     --------     --------  --------     --------   --------

Balance at September
 30, 1996            $     10     $  9,210     $  6,220  $    216     $   (758)  $ 14,898
                     ========     ========     ========  ========     ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                               5

                   MITCHELL BANCORP, INC. AND SUBSIDIARY

                  Consolidated Statements of Cash Flows
                              (Unaudited)
                            (in thousands)



                                               Six Months Ended
                                                  December 31,
                                               -----------------
                                                 1995      1996
                                               -------   -------

Operating activities:
 Net income (loss)                         $     (55)    $  182

Adjustments to reconcile net income
  (loss) to net cash provided
  (used) by operating activities:
  Depreciation                                     5          5
  Provision for loan losses                       48         12
  Provisions for losses on real estate             5         --
  Increase (decrease) in reserve for
   uncollected interest                           14         10
  Deferred income taxes (benefit)               (132)        --
  Net increase in deferred loan fees               2         25
  Amortization of unearned compensation           --         32
  Gain on real estate owned                       (2)        --
 (Increase) decrease in prepaid expenses
   and other assets                              (97)       (88)
  Increase (decrease) in accrued interest
   payable                                       (18)        (6)
  Increase in accrued expenses and other
   liabilities                                   283         12
                                             -------    -------
   Net cash provided by operating activities      53        184
                                             -------    -------
Investing activities:
 Net increase in loans                          (490)    (3,269)
 Purchase of premises and equipment               (3)        (2)
 Investment in life insurance cash
  surrender value                                (25)        (3)
                                             -------    -------
   Net cash used by investing activities        (518)    (3,274)
                                             -------    -------
Financing activities:
 Net increase (decrease) in deposits             385     (1,973)
 Repayment of stock oversubscriptions             --       (523)
 Payment of accrued conversion cost               --       (347)
                                             -------    -------
     Net cash provided (used) by financing
      activities                                 385     (2,843)
                                             -------    -------
     Increase (decrease) in cash and cash
      equivalents                                (80)    (5,933)

Cash and cash equivalents at
 beginning of period                           4,241     12,129
                                             -------    -------
Cash and cash equivalents at end of period   $ 4,161    $ 6,196
                                             =======    =======

Supplemental disclosures of cash flow
  information:
 Cash paid during the year for:
  Interest                                  $    567    $   528

  Income taxes                                   157         86

 Noncash transactions:

  Loan to facilitate sale of real estate
   owned                                          36         --
  Unrealized gain on securities available
   for sale, net of deferred tax liability   $    31   $     50


The accompanying notes are an integral part of these consolidated financial statements.

                       MITCHELL BANCORP, INC.
                           AND SUBSIDIARY

              Notes to Consolidated Financial Statements
                            (Unaudited)



1. Mitchell Bancorp, Inc.
   ----------------------

   Mitchell Bancorp, Inc. (the "Company") was incorporated under the laws of the State of North Carolina for the purpose of becoming the savings and loan holding company of Mitchell Savings Bank, SSB (the "Savings Bank") in connection with the Savings Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank (the "Conversion"), pursuant to its Plan of Conversion. The Company commenced on May 8, 1996, a Subscription Offering of its shares in connection with the Conversion. On July 12, 1996, the Conversion was completed (see Note 4). The financial statements of the Savings Bank are presented on a consolidated basis with those of the Company.

   The consolidated financial statements included herein are for the Company, the Savings Bank and the Savings Bank's wholly owned subsidiary, Mitchell Mortgage and Investment Co.(MMI). The impact of MMI on the consolidated financial statements is insignificant. MMI has no operating activity other than to own stock in the third-party service bureau.

2. Basis of Preparation
   --------------------

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the six month period ended December 31, 1996 is not necessarily indicative of the results which may be expected for the entire year.

   It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and note thereto for the Company for the year ended June 30, 1996.

3. Earnings Per Share
   ------------------

   Earnings per share amounts for the three and six month periods ended December 31, 1996 are based on the average number of shares outstanding throughout the periods, except that the initial issue has been given an effective date of June 30, 1996. No comparative amounts have

MITCHELL BANCORP, INC. AND SUBSIDIARY   Notes to Consolidated Financial
                                        Statements, Continued
-----------------------------------------------------------------------------

   been presented for the three and six month periods ended December 31, 1995 because no shares were outstanding during that period. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.

4. Stockholders' Equity
   --------------------

   In connection with the Conversion, which was consummated on July 12, 1996, the Company issued and sold 979,897 shares of common stock at a price of $10.00 per share for total net proceeds of approximately $9.2 million after conversion expenses of approximately $585,000. The Company retained one-half of the net proceeds and used the remaining net proceeds to purchase the newly issued capital stock of the Savings Bank. The net conversion proceeds of approximately $9.2 million and over-subscription proceeds of approximately $523,000 were held in withdrawable accounts at the Savings Bank at June 30, 1996. Since the conversion was essentially consummated prior July 12, 1996, the conversion has been accounted for as being effective as of June 30, 1996, with the net conversion offering proceeds of approximately $9.2 million shown on the statements of stockholders' equity as proceeds from the sale of common stock and stock oversubscription proceeds of approximately $523,000 recorded as a liability. The oversubscription proceeds were refunded, with accrued interest, by July 12, 1996.

   On January 29, 1997, the stockholders of the Company approved the Company's Stock Option Plan and Management Recognition Plan at the Company's annual meeting. Shares issued to directors and employees under these plans may be from authorized but unissued shares of common stock or they may be purchased in the open market. In the event that options or shares are issued under these plans such issuances will be included in the earnings per share calculation, thus, the interests of existing stockholders would be diluted.

   The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations.

   At the time of conversion, the Savings Bank established a liquidation account in an amount equal to its retained income as reflected in the latest consolidated balance sheet used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Savings Bank after conversion. In the event of a complete liquidation of the Savings Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Company's common stock.

MITCHELL BANCORP, INC. AND SUBSIDIARY         Notes to Consolidated Financial
                                              Statements, Continued
-----------------------------------------------------------------------------

5. Employee Stock Ownership Plan (ESOP)
   ------------------------------------

   As part of the conversion discussed in Note 4, an Employee Stock Ownership Plan (ESOP) was established for all employees who have attained the age of 21 and have been credited with at least 500 hours of service during a 12-month period. The ESOP borrowed approximately $784,000 from the Company and used the funds to purchase 78,391 shares of common stock of the Company issued in the conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 15 years. On December 31, 1996, the loan had an outstanding balance of approximately $770,000 and an interest rate of 8.25%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Company's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

   For the three and six months ending December 31, 1996, compensation from the ESOP of approximately $17,000 and $32,000, respectively, was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At December 31, 1996, the ESOP had approximately 2,600 allocated shares and 75,791 unallocated shares.

   The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

6. Deposit Insurance Assessment
   ----------------------------

   The special SAIF assessment for deposit insurance premiums of approximately $137,000 has been reflected in operations for the six months ending December 31, 1996 with an after tax impact on net income of approximately $85,000. The FDIC collected the assessment in late November and effective January 1, 1997 the Company began paying reduced premium assessments in accordance with the BIF/SAIF legislation.

MITCHELL BANCORP, INC. AND SUBSIDIARY         Notes to Consolidated Financial
                                              Statements, Continued
-----------------------------------------------------------------------------

7. Tax Bad Debt Reserves
   ---------------------

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

8. Asset Quality
   -------------

   At December 31, 1996, the Company had total nonperforming loans and real estate owned of approximately $796,000. Of the $696,000 of nonperforming loans, 68% or $475,000 were the result of loan customers in Chapter 13 bankruptcy. As a percentage of net loans at December 31, 1996, nonperforming loans was 2.6%. Total nonperforming assets as a percent of total assets at December 31, 1996 was 2.3%.

Item 2.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include Mitchell Bancorp, Inc. and/or Mitchell Savings Bank, Inc. SSB, as appropriate.



Comparison of Financial Condition at June 30, 1996 and December 31, 1996

The Company's total consolidated assets decreased by approximately $2.6 million or 7.0% from $36.8 million at June 30, 1996 to $34.2 million at December 31, 1996. The decrease in assets for the period was primarily attributable to the decrease in deposits and the repayment of stock oversubscriptions.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1996 and December 31, 1996. Net loans increased $3.2 million, or 13.7%. This increase resulted from the Company's origination of loans to satisfy increased demand for fixed rate mortgage loans, as well as funding a $1.2 million commercial loan, and was funded with cash provided from the stock conversion. The commercial loan which is secured by a retail strip mall bears interest at 8% and has a 15 year maturity.

Consistent with its historical lending practices, virtually all of the Company's loan portfolio at December 31, 1996 consisted of fixed rate loans with maturities up to sixteen (16) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See Liquidity and Capital Resources" discussion below.

Deposits decreased $2.0 million or 9.7%, from $20.3 million at June 30, 1996 to $18.4 million at December 31, 1996. The decrease in deposits was primarily attributable to the withdrawal of deposits in certificate accounts, which the Company attributes to other competitive investment alternatives available to its customers. The Company also repaid approximately $500,000 in stock oversubscription and $350,000 in accounts payable for stock conversion cost.



Comparison of Results of Operations for the Three Months Ended December 31, 1995 and 1996

Net Income. Net income increased $279,000 or 198% from a net loss of $(141,000) for the three months ended December

31, 1995 to net income of $138,000 for the three months ended December 31, 1996. The increase was primarily the result of the combined increase in net interest income and the decrease in non-interest expense. The return on average assets was 1.58% for the three months ended December 31, 1996.

Net Interest Income. Net interest income increased $156,000 or 56.7% from $275,000 for the three months ended December 31, 1995 to $431,000 for the three months ended December 31, 1996. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $8.6 million or 138% for the three months ended December 31, 1996 as compared to 1995 as a result of the proceeds from the stock offering. The interest rate spread increased from 2.72% for three months ending December 31, 1995 to 2.78% for the three months ending December 31, 1996. In addition, interest earned on investments in overnight funds held by the Company increased by $41,000 for the three months ending December 31, 1996 over 1995.

Interest Income. Total interest income increased $111,000 from $568,000 for the three months ended December 31, 1995 to $679,000 for the three months ended December 31, 1996. Interest on loans increased $70,000, or 14.1% and interest on overnight funds increase by $41,000. Interest on investments remained constant.

Interest Expense. Interest expense decreased $45,000 from $293,000 for the three months ended December 31, 1995 to $248,000 for the three months ended December 31, 1996. The decrease for the three months ending December 31, 1996 was the result of a $2.3 million decrease in the average deposit outstanding combined with a 28 basis point decrease in the average cost of funds.

Provision for Loan Losses. The provision for loan losses for three month periods ended December 31, 1995 and 1996 was $42,000 and $6,000, respectively. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at December 31, 1996 was 25.5 %.

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. This income remained at consistently the same level during both periods.

Non-Interest Expense. Non-interest expense decreased by $254,000 from $456,000 for the three months ending December 31, 1995 to $202,000 for 1996. The primary reason for the decrease was as a result of significant benefit plan cost recognized in the second quarter of 1995 with no comparable amounts recognized in 1996. This decrease was offset by additional operating expense as a public company and the effect of increased compensation from the recognition of allocated ESOP shares at fair market value. During the three month period ending December 31, 1996, the Company recognized $17,000 of compensation expense related to the Employee Stock Ownership Plan. Other non-interest expense items remained relatively stable with anticipated inflationary increases. Non-interest expense is expected to increase in future periods as a result of the implementation of the Company's Management Recognition Plan is expected to increase.

Income Taxes. Income tax expense for the three months ending December 31, 1996 was $86,000 compared to income tax benefit of ($79,000) for the same period in 1995. The increase was the result of pre-tax income increasing by $444,000.



Comparison of Results of Operations for the Six Months Ended December 31, 1995 and 1996

Net Income. Net income increased $237,000 or 431% from a net loss of ($55,000) for the six months ended December 31, 1995 to $182,000 for the six months ended December 31, 1996. Included in operations for the six months ending December 31, 1996 was $137,000 for the SAIF premium assessment signed into law on September 30, 1996. The after tax effect of the one-time assessment was approximately $85,000. The return on average assets was 1.04% for the six months ended December 31, 1996.

Net Interest Income. Net interest income increased $273,000 or 49.5% from $551,000 for the six months ended December 31, 1995 to $824,000 for the six months ended December 31, 1996. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $8.6 million or 136% for the six months ended December 31, 1996 as compared to 1995 as a result of the proceeds from the stock offering. The interest rate spread decreased from 2.80% for six months ending December 31, 1995 to 2.78% for the six months ending December 31, 1996. In addition, interest earned on investments in overnight funds held by the Company increased by $122,000 for the six months ending December 31, 1996 over 1995.

Interest Income. Total interest income increased $210,000 from $1,136,000 for the six months ended December 31, 1995 to $1,346,000 for the six months ended December 31, 1996. Interest on loans increased $88,000, or 8.8%. Interest on overnight funds invested by the Company also increased. Interest on investments remained constant.

Interest Expense. Interest expense decreased $63,000 from $585,000 for the six months ended December 31, 1995 to $522,000 for the six months ended December 31, 1996. The decrease for the six months ending December 31, 1996 was the result of a $2.0 million decrease in average deposits outstanding and a 9 basis point decrease in the average cost of funds.

Provision for Loan Losses. The provision for loan losses for the six month periods ended December 31, 1995 and 1996 was $48,000 and $12,000, respectively. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations.

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. This income remained at consistently the same level during both periods.

Non-Interest Expense. Non-interest expense decreased by $71,000 from $593,000 for the six months ending December 31, 1995 to $522,000 for 1996. This decrease was the direct result of less employee benefit expense during the six months of 1996 offset by additional operating expense as a public company, by the effect of increased compensation from the recognition of allocated ESOP shares at fair market value and by the recognition of the SAIF special assessment. During the six month period ending December 31, 1996, the Company recognized $32,000 of compensation expense related to the Employee Stock Ownership Plan and $137,000 for additional deposit insurance premiums. Other non-interest expense items remained relatively stable with anticipated inflationary increases. Non-interest expense is expected to increase in future periods as a result of the implementation of the Company's Management Recognition Plan.

Income Taxes. Income tax expense for the six months ending December 31, 1996 was $110,000 compare to income tax benefit of ($31,000) for the same period in 1995. The increase was the result of pre-tax income increasing by $378,000 for the six months in 1996.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 1996, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $861,000. At December 31, 1996, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at December 31, 1996, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at December 31, 1996. The Savings Bank had the following capital ratios at December 31, 1996:

                                             December 31, 1996
                                             -----------------
Tier I capital to adjusted total assets             33.1%
Tier I to risk-weighted assets                      60.3%
Total capital to risk-weighted assets               61.3%

Part II.                      OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

        From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At December 31, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities
        ---------------------

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K

        3(a) Company's Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

        3(b) Company's Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

        27    Financial Data Schedule

        No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Mitchell Bancorp, Inc.



Date:      February 11, 1997       By /s/ Edward Ballew, Jr.
           -------------------        ---------------------------
                                      Edward Ballew, Jr.
                                      (Executive Vice President
                                       and Chief Executive
                                       Officer)