Form 10QSB
period 1997-03-31
MITCHELL BANCORP INC
filed 1997-05-15
CIK 1009873

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549


                               FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

                        Commission File Number 0-28446

                            MITCHELL BANCORP, INC.
            (Exact name of Registrant as specified in its Charter)


  North Carolina                           56-1966011
  --------------                           ----------
(State or other jurisdiction of           (I.R.S. Employer Identification
 incorporation  or organization)           Number)




 210 Oak Avenue, Spruce Pine, North Carolina             28777
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

       [ X ]  Yes     [   ]   No

         As of March 31, 1997, there were 967,897 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional small business disclosure format:

       [   ]  Yes     [ X ]   No

                               MITCHELL BANCORP, INC.
                                 AND SUBSIDIARY
                            SPRUCE PINE, NORTH CAROLINA

                                    Index


PART I.                                                               PAGE(S)
-------                                                               --------
FINANCIAL INFORMATION

ITEM 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of June 30, 1996 and
 March 31, 1997 ......................................................     3

Consolidated Statements of Income - (Unaudited) for the three and
 nine month periods ended March 31, 1996 and 1997.....................     4

Consolidated Statements of Stockholders' Equity (unaudited)...........     5

Consolidated Statements of Cash Flows - (Unaudited) for the nine months
 ended March 31, 1996 and 1997........................................     6

Notes to (Unaudited) Consolidated Financial Statements ...............  7-10

ITEM 2.
Management's Discussion and Analysis of Financial Condition and
 Results of Operations................................................  11-15

PART II.
--------
OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................    16

Item 2.  Changes in Securities........................................    16

Item 3.  Defaults Upon Senior Securities..............................    16

Item 4.  Submission of Matters to a Vote of Security Holders..........    16

Item 5.  Other Information............................................    17

Item 6.  Exhibits and Reports on Form 8-K.............................    17

Signatures............................................................    18

                    MITCHELL BANCORP, INC. AND SUBSIDIARY

                       Consolidated Balance Sheets
                             (Unaudited)
                    (in thousands except share information)

                                                       JUNE 30,    MARCH 31,
ASSETS                                                   1996        1997
                                                       --------    --------
Cash on hand                                           $    133    $     91
Interest earning deposits in other banks                 11,996       5,198
Investment securities:
   Available for sale (amortized cost of $13,000)           285         364
Loans receivable, net                                    23,568      27,395
Real estate owned                                            84          64
Premises and equipment, net                                  70          68
Federal Home Loan Bank stock                                291         291
Accrued interest receivable                                   5           5
Deferred income taxes                                       230         199
Prepaid expenses and other assets                           114         219
                                                       --------    --------
   Total assets                                        $ 36,776    $ 33,894
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                               $ 20,346    $ 18,176
Accounts payable--conversion cost                           347          -
Stock oversubscriptions                                     523          -
Accrued interest payable                                     60          60
Accrued expenses and other liabilities                      818         825
Current income taxes payable                                 48         149
                                                       --------    --------
     Total liabilities                                   22,142      19,210
                                                       --------    --------
Stockholders' equity:
   Preferred stock ($.01 par value, 500,000 shares
    authorized; none outstanding)                            -           -
   Common stock ($.01 par value, 3,000,000 shares
    authorized; 979,897 and 967,897 shares issued
    and outstanding, respectively)                           10          10
   Paid-in capital                                        9,204       9,217
   Retained earnings, substantially restricted            6,038       6,180
   Treasury stock, at cost                                   -         (192)
   Unrealized gain on securities available for sale,
    net of income taxes                                     166         214
   Unearned compensation:
     Employee stock ownership plan                         (784)       (745)
                                                       --------    --------
     Total stockholders' equity                          14,634      14,684
                                                       --------    --------
     Total liabilities and stockholders' equity        $ 36,776    $ 33,894
                                                       ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                         MITCHELL BANCORP, INC. AND SUBSIDIARY
                          Consolidated Statements of Income
                                   (Unaudited)
                           (in thousands, except per share)

                                 FOR THREE MONTHS    FOR NINE MONTHS
                                 ENDED MARCH 31,     ENDED MARCH 31,
                                  1996      1997      1996     1997
                                 ------    ------    ------   ------
Interest income:
Loans                             $ 497     $ 579   $ 1,495  $ 1,665
Investments                           5         5        19       19
Interest earning deposits            52        73       176      319
                                 ------    ------    ------   ------
Total interest income               554       657     1,690    2,003

Interest expense:
Deposits                            286       228       871      750
                                 ------    ------    ------   ------
Net interest income                 268       429       819    1,253

Provision for loan losses             6         6        54       18
                                 ------    ------    ------   ------
Net interest income after
  provision for loan losses         262       423       765    1,235

Non-interest income:
Other                                -          6         4        8
                                 ------    ------    ------   ------
Total non-interest income            -          6         4        8

Non-interest expenses:
Compensation                         67        85       201      233
Other employee benefits              47        27       393      116
Net occupancy expense                 7         7        21       21
Deposit insurance premiums           12         2        36      152
Data processing                       6         7        20       20
Provision for real estate losses     -         -          5       -
Other                                23        57        79      165
                                 ------    ------    ------   ------
Total non-interest expenses         162       185       755      707
                                 ------    ------    ------   ------
Income before income taxes          100       244        14      536
Income tax expense (benefit)         27        88        (4)     198
                                 ------    ------    ------   ------
Net income                         $ 73     $ 156      $ 18    $ 338
                                 ======    ======    ======   ======

Weighted average common equivalent
  share outstanding:                N/A       904       N/A      903
Net income per share                N/A     $ .17       N/A    $ .37


The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                     MITCHELL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                     (in thousands except share information)



                                                                      UNREALIZED   UNEARNED
                                COMMON  PAID-IN  RETAINED  TREASURY   GAIN ON    COMPENSATION
                                STOCK   CAPITAL  EARNINGS  STOCK      SECURITIES   FOR ESOP    TOTAL
                                -----   -------  --------  --------   ----------   --------   -------
Balance at June 30, 1995        $  -    $    -   $  5,947  $     -      $    131   $     -    $ 6,078

Net income                         -         -         91        -            -          -         91

Unrealized gain on securities
  available for sale, net of
  income taxes                     -         -         -         -            35         -         35

Sale of common stock
   (979,897 shares)                10     9,204        -         -            -        (784)    8,430
                                -----   -------  --------  --------   ----------   --------   -------
Balance at June 30, 1996           10     9,204     6,038        -           166       (784)   14,634

Net income                         -         -        338        -            -          -        338

Dividends paid ($.20 per share)    -         -       (196)       -            -          -       (196)

Unrealized gain on securities
  available for sale, net of
  income taxes                     -         -         -         -            48         -         48

Repurchase of common stock
 (12,000 shares held in treasury)  -         -         -       (192)          -          -       (192)

Compensation Earned                -         13        -         -            -          39        52
                                -----   -------  --------  --------   ----------   --------   -------
Balance at March 31, 1997       $  10   $ 9,217  $  6,180  $   (192)   $     214   $   (745)  $14,684
                                =====   =======  ========  ========   ==========   ========   =======

The accompanying notes are an integral part of these consolidated financial statements.



                                     5

                   MITCHELL BANCORP, INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                             (Unaudited)
                           (in thousands)


                                                            NINE MONTHS ENDED
                                                                MARCH 31,
                                                              1996     1997
                                                             ------   ------
Operating activities:
   Net income                                                $   18   $  338
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation                                                 8        8
     Provision for loan losses                                   54       18
     Provisions for losses on real estate                         5       -
     Increase (decrease) in reserve for uncollected interest     30       17
     Deferred income taxes (benefit)                           (142)      -
     Net increase in deferred loan fees                           4       30
     Amortization of unearned compensation                       -        52
     Gain on real estate owned                                   (2)      (5)
     (Increase) decrease in prepaid expenses and other assets  (106)     (80)
     Increase (decrease) in accrued interest payable            (17)      -
     Increase in accrued expenses and other liabilities         367      108
                                                             ------   ------
Net cash provided by operating activities                       219      486
                                                             ------   ------
Investing activities:
   Net increase in loans                                       (769)  (3,867)
   Purchase of premises and equipment                            (3)      (6)
   Investment in life insurance cash surrender value            (25)     (25)
                                                             ------   ------
Net cash used by investing activities                          (797)  (3,898)
                                                             ------   ------
Financing activities:
   Net increase (decrease) in deposits                          360   (2,170)
   Repayment of stock oversubscriptions                          -      (523)
   Payment of accrued conversion cost                          (142)    (347)
   Repurchase of common stock                                    -      (192)
   Dividends paid                                                -      (196)
                                                             ------   ------
Net cash provided (used) by financing activities                218   (3,428)
                                                             ------   ------
Increase (decrease) in cash and cash equivalents               (360)  (6,840)
Cash and cash equivalents at beginning of period              4,241   12,129
                                                             ------   ------
Cash and cash equivalents at end of period                  $ 3,881  $ 5,289
                                                             ======   ======

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                               $   888  $   750
     Income taxes                                               157       54

  Noncash transactions:
     Loan to facilitate sale of real estate owned                36       25
     Unrealized gain on securities available for sale,
       net of deferred tax liability                        $    34  $    48

The accompanying notes are an integral part of these consolidated financial statements.

                             MITCHELL BANCORP, INC.
                                 AND SUBSIDIARY

                    Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Mitchell Bancorp, Inc.
   ----------------------
   Mitchell Bancorp, Inc. (the "Company") was incorporated under the laws of the State of North Carolina for the purpose of becoming the savings and loan holding company of Mitchell Savings Bank, Inc. SSB (the "Savings Bank") in connection with the Savings Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank (the "Conversion"), pursuant to its Plan of Conversion. The Company commenced on May 8, 1996, a Subscription Offering of its shares in connection with the Conversion. On July 12, 1996, the Conversion was completed (see Note 4). The financial statements of the Savings Bank are presented on a consolidated basis with those of the Company.

   The consolidated financial statements included herein are for the Company, the Savings Bank and the Savings Bank's wholly owned subsidiary, Mitchell Mortgage and Investment Co. (MMI). The impact of MMI on the consolidated financial statements is insignificant. MMI has no operating activity other than to own stock in the third-party service bureau.

2. Basis of Preparation
   --------------------
   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income for the three and nine month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

   It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1996.

3. Earnings Per Share
   ------------------
   Earnings per share amounts for the three and nine month periods ended March 31, 1997, are based on the average number of shares outstanding throughout the periods, except that the initial issuance of shares in the Conversion has been given an effective date of June 30, 1996.

   No comparative amounts have been presented for the three and nine month periods ended March 31,1996, because no shares were outstanding during that period. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.

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

   On January 29, 1997, the stockholders of the Company approved the Company's Stock Option Plan and Management Recognition Plan at the Company's annual meeting. Shares issued to directors and employees under these plans may be from authorized but unissued shares of common stock or they may be purchased in the open market. In the event that options or shares are issued under these plans such issuances will be included in the earnings per share calculation, thus, the interests of existing stockholders would be diluted. The Company had previously announced that it would repurchase 5% of its outstanding common stock to fund its approved Stock Option Plan and Management Recognition Plan. As of March 31, 1997, 12,000 shares of common stock had been repurchased. The remaining portion of the 5% repurchase has been acquired as of May 13, 1997.

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

5. Employee Stock Ownership Plan (ESOP)
   ------------------------------------
   As part of the Conversion discussed in Note 4, an Employee Stock Ownership Plan (ESOP) was established for all employees who have attained the age of 21 and have been credited with at least 500 hours of service during a 12-month period. The ESOP borrowed approximately $784,000 from the Company and used the funds to purchase 78,391 shares of common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of 15 years. On March 31, 1997, the loan had an outstanding balance of approximately $763,000 and an interest rate of 8.25%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Company's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

   For the three and nine months ending March 31, 1997, compensation from the ESOP of approximately $20,000 and $52,000, respectively, was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At March 31, 1997, the ESOP had approximately 3,900 allocated shares and 74,491 unallocated shares.

   The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

6. Deposit Insurance Assessment
   ----------------------------
   The Company was required to pay a special assessment to recapitalize the Savings Association Insurance Fund (SAIF). The special SAIF assessment for deposit insurance premiums of approximately $137,000 has been reflected in operations for the nine months ending March 31, 1997 with an after tax impact on net income of approximately $85,000. The FDIC collected the assessment in late November and effective January 1, 1997, the Company began paying reduced premium assessments of .067% of assessable deposits which was down from .23% of assessable deposits, previously.

7. Tax Bad Debt Reserves
   ---------------------
   With the repeal of the reserve method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995, the Company will have to recapture its post-1987 excess reserves over a six-year period. The amount of the post-1987 excess is approximately $55,000. The tax effect of this excess had been previously recorded as deferred income taxes and, therefore, will not have a material impact on income when recaptured.

8. Asset Quality
   -------------
   At March 31, 1997, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) and real estate owned of approximately $699,000. Of the $635,000 of nonperforming loans, 76%, or $485,000, were the result of loan customers in Chapter 13 bankruptcy. As a percentage of net loans at March 31, 1997, nonperforming loans was 2.32%. Total nonperforming assets as a percent of total assets at March 31, 1997 was 2.06%.

Item 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS


GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include Mitchell Bancorp, Inc. and/or Mitchell Savings Bank, Inc. SSB, as appropriate.



COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND MARCH 31, 1997

The Company's total consolidated assets decreased by approximately $2.9 million or 7.8% from $36.8 million at June 30, 1996 to $33.9 million at March 31, 1997. The decrease in assets for the period was primarily attributable to the decrease in deposits and the repayment of stock oversubscriptions.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1996 and March 31, 1997. Net loans increased $3.8 million, or 16.2%. This increase resulted from the Company's origination of loans to satisfy increased demand for fixed rate mortgage loans, as well as funding a $1.2 million commercial loan, and was funded with cash provided from the stock conversion. The commercial loan which is secured by a retail strip mall located in Marion, North Carolina, which bears interest at 8% and has a 15 year maturity.

Consistent with its historical lending practices, virtually all of the Company's loan portfolio at March 31, 1997 consisted of fixed rate loans with maturities up to sixteen (16) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See Liquidity and Capital Resources" discussion below.

Deposits decreased $2.2 million or 10.7%, from $20.3 million at June 30, 1996 to $18.2 million at March 31, 1997. The decrease in deposits was primarily attributable to the withdrawal of deposits in certificate accounts, which the Company attributes to other competing investment alternatives available to its customers. The Company also repaid approximately $500,000 in stock oversubscription and $350,000 in accounts payable for stock conversion cost.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

NET INCOME. Net income increased $83,000 or 114% from net income of $73,000 for the three months ended March 31, 1996 to net income of $156,000 for the three months ended March 31, 1997. The increase was primarily the result of the combined increase in net interest income offset by a decrease in non-interest expense. The return on average assets was 1.83% for the three months ended March 31, 1997.

NET INTEREST INCOME. Net interest income increased $161,000 or 60.1% from $268,000 for the three months ended March 31, 1996 to $429,000 for the three months ended March 31, 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $9.0 million or 142% for the three months ended March 31, 1997 as compared to 1996 as a result of the investment of the proceeds from the stock offering. The interest rate spread increased from 2.65% for three months ending March 31, 1996 to 2.83% for the three months ending March 31, 1997. In addition, interest earned on investments in overnight funds held by the Company increased by $21,000 for the three months ending March 31, 1997 over 1996.

INTEREST INCOME. Total interest income increased $103,000 from $554,000 for the three months ended March 31, 1996 to $657,000 for the three months ended March 31, 1997. Interest on loans increased $82,000 as a result of a $4.3 million increase in average loans outstanding, or 16.5% and interest on overnight funds increased by $21,000. Interest on investments remained constant.

INTEREST EXPENSE. Interest expense decreased $58,000 from $286,000 for the three months ended March 31, 1996 to $228,000 for the three months ended March 31, 1997. The decrease for the three months ending March 31, 1997 was the result of a $3.1 million decrease in the average deposit outstanding combined with a 37 basis point decrease in the average cost of funds.

PROVISION FOR LOAN LOSSES. The provision for loan losses for three month periods ended March 31, 1996 and 1997 was $6,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at March 31, 1997 was 26.8 %.

NON-INTEREST INCOME. Non-interest income continues to be an insignificant source of income for the Company. This income remained at consistently the same level during both periods.

NON-INTEREST EXPENSE. Non-interest expense increased by $23,000 from $162,000 for the three months ending March 31, 1996 to $185,000 for 1997. This increase was the result additional operating expense as a public company and the effect of increased compensation from the recognition of allocated ESOP shares at fair market value. During the three month period ending March 31, 1997, the Company recognized $20,000 of compensation expense related to the ESOP. Other non-interest expense items remained relatively stable with anticipated inflationary increases and expected decreases for employee benefits and deposit insurance. Non-interest expense is expected to increase in future periods as a result of the implementation of the Company's Management Recognition Plan is expected to increase.

INCOME TAXES. Income tax expense for the three months ending March 31, 1997 was $88,000 compared to income tax expense $27,000 for the same period in 1996. The increase was the result of pre-tax income increasing by $144,000.



COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1997

NET INCOME. Net income increased $320,000 from $18,000 for the nine months ended March 31, 1996 to $338,000 for the nine months ended March 31, 1997. Included in operations for the nine months ending March 31, 1997 was $137,000 for the SAIF premium assessment signed into law on September 30, 1996. The after tax effect of the one-time assessment was approximately $85,000. The return on average assets was 1.94% for the nine months ended March 31, 1997.

NET INTEREST INCOME. Net interest income increased $434,000 or 53.0% from $819,000 for the nine months ended March 31, 1996 to $1,253,000 for the nine months ended March 31, 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Company of $8.9 million or 140% for the nine months ended March 31, 1997 as compared to 1996 as a result of the investment of the proceeds from the stock offering. The interest rate spread decreased from 2.70% for nine months ending March 31, 1996 to 2.53% for the nine months ending March 31, 1997. In addition, interest earned on investments in overnight funds held by the Company increased by $143,000 for the nine months ending March 31, 1997 over 1996.

INTEREST INCOME. Total interest income increased $313,000 from $1,690,000 for the nine months ended March 31, 1996 to $2,003,000 for the nine months ended March 31, 1997. Interest on loans increased $170,000, or 11.4%. Interest on overnight funds invested by the Company also increased. Interest on investments remained constant.

INTEREST EXPENSE. Interest expense decreased $121,000 from $871,000 for the nine months ended March 31, 1996 to $750,000 for the nine months ended March 31, 1997. The decrease for the nine months ending March 31, 1997 was the result of a $2.3 million decrease in average deposits outstanding and a 18 basis point decrease in the average cost of funds.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine month periods ended March 31, 1996 and 1997 was $54,000 and $18,000, respectively. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the

Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations.

NON-INTEREST INCOME. Non-interest income continues to be an insignificant source of income for the Company. This income remained at consistently the same level during both periods.

NON-INTEREST EXPENSE. Non-interest expense decreased by $48,000 from $755,000 for the nine months ending March 31, 1996 to $707,000 for 1997. This decrease was the direct result of less employee benefit expense during the nine months of 1997 offset by additional operating expense as a public company, by the effect of increased compensation from the recognition of allocated ESOP shares at fair market value and by the recognition of the SAIF special assessment. During the nine month period ending March 31, 1997, the Company recognized $52,000 of compensation expense related to the Employee Stock Ownership Plan and $137,000 for additional deposit insurance premiums. Other non-interest expense items remained relatively stable with anticipated inflationary increases. Non-interest expense is expected to increase in future periods as a result of the implementation of the Company's Management Recognition Plan.

INCOME TAXES. Income tax expense for the nine months ending March 31, 1997 was $198,000 compare to income tax benefit of ($4,000) for the same period in 1996. The increase was the result of pre-tax income increasing by $522,000 for the nine months in 1997.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 1997, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $339,000. At March 31, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 1997, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at March 31, 1997. The Savings Bank had the following capital ratios at March 31, 1997:

                                                         CATEGORIZED
                                           FOR CAPITAL        AS "WELL"
                           ACTUAL          ADEQUACY PURPOSES  CAPITALIZED" (1)
                           AMOUNT  RATIO   AMOUNT   RATIO     AMOUNT   RATIO
                           ------  -----   ------   -----     ------   -----
As of March 31, 1997:
Total Capital
(To risk weighted assets) $10,353   60.5%  $1,370    8.00%    $1,712    10.0%

Tier I Capital
(To risk weighted assets) $10,183   59.5%  $  685    4.00%    $1,027     6.0%

Tier I Capital
(To total assets)         $10,183   33.8%  $  904    3.00%    $1,507     5.0%

Tangible Capital
(To total assets)         $10,183   33.8%  $  452    1.50%       N/A



   (1) As categorized under the Prompt Corrective Action Provisions.

Part II.                    OTHER INFORMATION


Item 1.  Legal Proceedings

         From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company ("Meeting") was held on January 29, 1997. The results of the vote on the matters presented at the Meeting were as follows:

         1. The following individuals were elected as directors, each for a one-year term:

                                             VOTE FOR           VOTE WITHHELD
                                             --------           -------------
                 Calvin F. Hall               844,326                  -
                 Edward Ballew, Jr.           844,326                  -
                 Emma Lee M. Wilson           844,226                 100
                 Baxter D. Johnson            844,026                 300
                 Lloyd Hise, Jr.              844,326                  -

            The above individuals constitute all of the members of the Company's Board of Directors.

         2. The Company's 1996 Stock Option Plan was approved by stockholders by the following vote:

            For     745,373;     Against     26,830;       Abstain     -0-

         3. The Company's 1996 Management Recognition and Development Plan was approved by stockholders by the following vote

            For     693,023;     Against     79,530;       Abstain     -0-

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         3(a) Company's Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

         3(b) Company's Bylaws (incorporated by reference to the Company's
              Registration Statement on Form SB-2 File No. 333-1888).

         10.1 Employment Agreement with Emma Lee M. Wilson (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

         10.2 Employment Agreement with Edward Ballew, Jr. (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

         10.3 Mitchell Savings Bank, Inc., SSB 1996 Employee Stock Ownership Plan (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

         10.4 Mitchell Bancorp, Inc. 1996 Stock Option Plan (incorporated by reference to the Company's proxy statement for the 1996 Annual Meeting of Stockholders).

         10.5 Mitchell Bancorp, Inc. 1996 Management Recognition and Development Plan (incorporated by reference to the Company's proxy statement for the 1996 Annual Meeting of Stockholders).

         27    Financial Data Schedule

   No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MITCHELL BANCORP, INC.



Date:  May 13, 1997                     By /s/Edward Ballew, Jr.
                                           ---------------------
                                           Edward Ballew Jr.
                                           (Executive Vice President and
                                           Chief Executive Officer)



                                        MITCHELL BANCORP, INC.



Date:  May 13, 1997                     By /s/ Emma Lee Wilson
                                           -------------------
                                           Emma Lee Wilson
                                           (Chief Financial Officer)