Form 10KSB40
period 1997-06-30
MITCHELL BANCORP INC
filed 1997-09-26
CIK 1009873

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                --------------------

                                     FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended June 30, 1997 OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                           Commission File Number: 0-28446

                                MITCHELL BANCORP, INC.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

North Carolina                                                     56-1966011
---------------------------------------------                  ----------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                                  I.D. Number)

210 Oak Avenue, Spruce Pine, North Carolina                          28777
-------------------------------------------                       ----------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (704) 765-7324
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to
 Section 12(g) of the Act:              Common Stock, par value $.01 per share
                                        --------------------------------------
                                          (Title of Class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X      NO      .
                                               -----       -----

           Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.  YES   X      NO      .
                                                   -----       -----

           The Registrant's revenues for the fiscal year ended June 30, 1997 were $2,666,000.

           As of September 2, 1997, there were issued and outstanding 930,902 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Smallcap Market under the symbol "MBSP." Based on the closing price for the Common Stock on September 2, 1997, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $14.0 million (852,511 shares at $16.375 per share). For purposes of this calculation, officers and directors of the Registrant are considered nonaffiliates of the Registrant.

                        DOCUMENTS INCORPORATED BY REFERENCE

           1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended June 30, 1997 ("Annual Report") (Parts I and II).

           2. Portions of Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (Part III).

                                    PART I

Item 1.  Business
-----------------

General

     Mitchell Bancorp, Inc. ("Corporation"), a North Carolina corporation, was organized on February 28, 1996 for the purpose of becoming the holding company for Mitchell Savings Bank, Inc., SSB ("Savings Bank") upon the Savings Bank's conversion from a North Carolina-chartered mutual to a North Carolina-chartered stock savings bank ("Conversion"). The Conversion was completed on July 12, 1996. The Corporation has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiary.

     The Savings Bank was established in 1924 as "Mitchell County Building and Loan Association," a North Carolina-chartered mutual savings and loan association, located in Spruce Pine, North Carolina, approximately 50 miles Northeast of Asheville, North Carolina. In 1992, the Savings Bank converted to a North Carolina-chartered savings bank and adopted its current title. The Savings Bank is regulated by the Administrator, Savings Institutions Division, North Carolina Department of Commerce ("Administrator"), its primary regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Savings Bank's deposits are federally insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System.

     The Savings Bank is a traditional, community oriented financial institution that is engaged primarily in the business of attracting deposits from the general public and using these funds to originate for its portfolio fixed-rate one- to four- family residential mortgage loans within the Savings Bank's market area, and, to a significantly lesser extent, loans secured by multi-family properties, land, churches, and selected commercial properties, and consumer loans.

Market Area

     Spruce Pine, North Carolina, is a community of approximately 2,000 people located in Mitchell County, approximately 50 miles northeast of Asheville, North Carolina. The Savings Bank focuses primarily on serving customers located in Mitchell and Yancey counties, North Carolina and to a limited extent, customers in Avery and McDowell counties, North Carolina. The population within the zip code encompassing Spruce Pine, which covers much of the Savings Bank's primary market area, is approximately 15,000. Because it operates in a relatively small market area, the Savings Bank's loan and deposit growth prospects are limited. The major employers in the Savings Bank's market area include the Mitchell County Board of Education, Mitchell County Government, Blue Ridge Hospital System, Inc., Henredon Furniture, and Felspar Mining. The Savings Bank faces intense competition from many financial institutions for deposits and loan originations. See "-- Competition."

Selected Financial Data

     This information is incorporated by reference from page 3 of the 1997 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid

     This information is incorporated by reference from page 7 of the Annual Report.

Lending Activities

     General. The principal lending activity of the Savings Bank is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. To a significantly lesser extent, the Savings Bank also originates loans secured by multi-family properties, land, churches, selected commercial properties, and consumer loans. The Savings Bank's net loans receivable totalled approximately $28.2 million at June 30, 1997, representing approximately 85.3% of consolidated total assets.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio at the dates indicated.

                                                          At June 30,
                                              --------------------------------
                                                   1996             1997
                                              ---------------  ---------------
                                              Amount  Percent  Amount  Percent
                                              ------  -------  ------  -------
                                                   (Dollars in thousands)

Residential one- to four-family. . . . . . .  $19,751  82.47%  $23,909  83.22%
Commercial real estate . . . . . . . . . . .    2,810  11.73     3,661  12.74
Multi-family . . . . . . . . . . . . . . . .      157   0.66        20    .07
Land . . . . . . . . . . . . . . . . . . . .    1,078   4.50     1,013   3.53
                                              ------- ------   -------  -----
  Total mortgage loans . . . . . . . . . . .   23,796 100.00%   28,603  99.56%

Consumer loans . . . . . . . . . . . . . . .      154   0.64       126    .44
                                              ------- ------   ------- ------
  Total loans. . . . . . . . . . . . . . . .   23,950 100.00%   28,729 100.00%
                                              ======= ======   ======= ======
Less:
 Undisbursed portion
  of loans in process. . . . . . . . . . . .       62              135
 Unamortized loan origination
  fees, net or direct costs. . . . . . . . .      124              160
 Allowance for loan losses . . . . . . . . .      152              176
 Allowance for uncollected interest. . . . .       44               55
                                              -------          -------
   Total loans receivable, net . . . . . . .  $23,568          $28,203
                                              =======          =======

     Residential One- to Four-Family Lending. The primary lending activity of the Savings Bank is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its market area has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At June 30, 1997, $23.9 million, or 83.2%, of the Savings Bank's total gross loan portfolio, consisted of loans secured by one- to four-family residential real estate. As of such date, the average balance of the Savings Bank's permanent residential one- to four-family mortgage loans was approximately $37,500. The Savings Bank presently originates for retention in its portfolio fixed-rate mortgage loans with terms of 16 years. The Savings Bank charges a 1% origination fee on its residential one- to four-family mortgage loans.

     Virtually all of the Savings Bank's residential mortgage loans are not readily saleable in the secondary market because they are not originated in accordance with the purchase requirements of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Although such loans satisfy the Savings Bank's underwriting requirements, they are "non-conforming" because they do not satisfy minimum loan amount requirements, acreage limits, or various other requirements imposed by the FHLMC and FNMA. Accordingly, the Savings Bank's non-conforming loans could be sold only after incurring certain costs and/or discounting the purchase price. The Savings Bank currently does not intend to sell its loans. The Savings Bank has historically found that its origination of non-conforming loans has not resulted in a materially higher amount of nonperforming loans. In addition, the Savings Bank believes that these loans satisfy a need in the Savings Bank's local community. As a result, the Savings Bank intends to continue to originate such non-conforming loans.

     While fixed-rate, single-family residential real estate loans are normally originated with 16 year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Savings Bank's loan portfolio contain due-on-sale clauses providing that the Savings Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Savings Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     The Savings Bank requires fire and extended coverage casualty insurance be maintained on all of its real estate secured loans.

     The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 66-2/3% of the lesser of the appraised value or the purchase price. Loans originated by the Savings Bank on new one- to four-family properties which are less than five years old may have an increased loan-to-value ratio of 80% of the lesser of the purchase price. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 66-2/3%.

     Commercial Real Estate Lending. Historically, the Savings Bank has engaged in limited amounts of commercial real estate lending in its primary market area and expects to continue that practice. Commercial real estate loans are made for terms up to 15 years, amortized monthly, and at fixed interest rates. Loan-to-value ratios generally do not exceed 50% of appraised property value. At June 30, 1997, such loans totalled $3.7 million, or 12.7%, of total gross loans.

     At June 30, 1997, a commercial real estate loan relationship of $1.2 million represented the Savings Bank's largest loan-to-one borrower relationship at that date. The relationship consisted of a loan made to the corporate owner and operator of a local commercial property. At June 30, 1997, this loan relationship was performing according to its terms.

     At June 30, 1997, the second and third largest commercial real estate loans had outstanding balances of $525,000 and $404,000, respectively, and were secured by first mortgages on commercial properties located in the Savings Bank's market area. Each loan was performing according to its terms at June 30, 1997.

     Loans secured by commercial real estate generally involve larger principal balances and greater risks than one- to four-family residential mortgage loans. Payments on such loans often depend on the successful operation or management of the underlying properties and may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Savings Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and the maximum loan-to-value ratio to 50%, and strictly scrutinizing the financial condition of the borrower, the quality of the collateral, and the management of the property securing the loan. The Savings Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements. All of the properties securing the Savings Bank's commercial real estate loans are inspected by the Savings Bank's lending personnel before origination. The Savings Bank also obtains appraisals on each property in accordance with applicable regulations and, if applicable, an environmental audit.

     At June 30, 1997, the Savings Bank had two commercial real estate loans outstanding secured by local properties used in petroleum-related activities. Although the Savings Bank is unaware of any underground petroleum contamination at such properties, no assurances can be given that such contamination does not, in fact, exist or that it will not arise in the future. Under current law, the Savings Bank could be liable for the cleanup costs associated with such contamination should it have to foreclose on the properties or take other actions in the event of borrower default. Such costs, if any, often exceed the value of the collateral property. See "REGULATION -- The Savings Bank -- Environmental Issues Associated With Real Estate Lending." Such loans were performing according to their terms at June 30, 1997.

     Multi-family Real Estate Lending. The Savings Bank has historically engaged in a limited amount of multi-family real estate lending. The Savings Bank does not actively solicit multi-family real estate loans as there are a limited number multi-family properties in its market area. At June 30, 1997, the Savings Bank had one multi- family loans in the amount of $20,000. The risks associated with multi-family lending are substantially the same as those associated with commercial lending discussed above.

     Land Lending. The Savings Bank originates loans secured by farm residences and combinations of farm residences and farm real estate. The Savings Bank also originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At June 30, 1997, the Savings Bank's land loan portfolio totalled $1.0 million, or 3.5%, of total gross loans.

     Loans secured by farm real estate generally involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties, in some instances, may depend on farm income from the properties. To address this risk, the Savings Bank does not consider farm income when qualifying borrowers. In addition, such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, the Savings Bank may be confronted with a property the value of which is insufficient to assure full repayment.

     Consumer Lending. Consumer lending has traditionally been a small part of the Savings Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At June 30, 1997, the Savings Bank's consumer loan portfolio consisted entirely of loans secured by deposit accounts, which totalled $126,000, or 0.4%, of total gross loans. The interest rate charged on such loans is generally 2% above the interest rate earned on the underlying deposit account. Deposit account loans are payable in monthly payments of principal and interest or in a single payment.

     Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                          After    After     After
                       Due at June 30,    3 Years  5 Years   10 Years
                    --------------------  Through  Through   Through
                    1998    1999    2000  5 Years  10 Years  15 Years  Total
                    ----    ----    ----  -------  --------  --------  -----
                                (In thousands)
Residential
 one- to four-
 family. . . . . .  $  5    $39     $73   $234     $2,567    $20,991 $23,909
Commercial real
 estate. . . . . .    --     --       5     62        504      3,090   3,661
Multi- family. . .    --     --      --     --         20         --      20
Land loans . . . .    --     --      --     11        122        880   1,013
Consumer loans . .   126     --      --     --         --         --     126
                    ----    ---     ---   ----     ------    ------- -------
Total loans  . . .  $131    $39     $78   $307     $3,213    $24,961 $28,729
                    ====    ===     ===   ====     ======    ======= =======

     The following table sets forth the dollar amount of all loans due after June 30, 1998, all of which have fixed interest rates. The Savings Bank does not originate adjustable rate loans.

                                                Fixed
                                                Rates
                                                -----
                                           (In thousands)

Residential one- to
  four-family. . . . . . . . . . . .           $23,904
Commercial real estate . . . . . . .             3,661
Multi-family . . . . . . . . . . . .                20
Land loans . . . . . . . . . . . . .             1,013
Consumer loans . . . . . . . . . . .                --
                                               -------
     Total . . . . . . . . . . . . .           $28,598
                                               =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.
The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Loan Solicitation and Processing. Loan originations are obtained from a variety of sources, including walk-in customers, and referrals from attorneys, builders and realtors. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an appraiser retained by the Savings Bank and certified by the State of North Carolina.

     All loans are approved by the President, Calvin F. Hall, Mr. Ballew and Mrs. Wilson, and subsequently reviewed and ratified by the Board of Directors. Interest rates are subject to change if the approved loan is not closed within the time of the commitment. Management of the Savings Bank believes its local decision-making capabilities and the accessibility of its senior officers are attractive qualities to customers within its market area. The Savings Bank's loan approval process allows consumer loans to be approved in one or two days and mortgage loans to be approved in approximately 14 days and closed in 30 days.

     Loan Originations. Consistent with its asset/liability management strategy, the Savings Bank's policy has been to retain in its portfolio all of the loans that it originates.

     The following table sets forth total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods indicated.

                                                         Year Ended June 30,
                                                         -------------------
                                                       1996              1997
                                                       ----              ----
                                                            (In thousands)

Total mortgage loans at beginning of period. . . . . $22,575           $23,796
Loans originated:
 Residential one- to four-family . . . . . . . . . .   5,526             8,677
 Commercial real estate. . . . . . . . . . . . . . .     323             1,353
 Land loans. . . . . . . . . . . . . . . . . . . . .      68               401
                                                     -------           -------
   Total loans originated. . . . . . . . . . . . . .   5,917            10,431
                                                     -------           -------

Mortgage loan principal repayments . . . . . . . . .  (4,696)           (5,572)
Other. . . . . . . . . . . . . . . . . . . . . . . .      --               (52)
Net loan activity. . . . . . . . . . . . . . . . . .   1,221             4,807
                                                     -------           -------

Total gross mortgage loans
  at end of period . . . . . . . . . . . . . . . . . $23,796           $28,603
                                                     =======           =======

     Loan Origination and Other Fees. The Savings Bank, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Savings Bank is generally 1%, except on loans made to churches for which the Savings Bank does not charge any loan origination fees. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Savings Bank had $160,000 of net deferred mortgage loan fees at June 30, 1997.

     Nonperforming Assets and Delinquencies. The Savings Bank does not assess late fees or penalty charges on delinquent loans. All loan payments are due on the first day of the month; however, the borrower is given the entire month to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, the Savings Bank institutes collection procedures. The first notice is mailed to the borrower 30 days after the date the payment is due and, if necessary, a second written notice follows within 30 days thereafter giving the borrower 15 days to respond and correct the delinquency. Attempts to contact the borrower by telephone generally begin soon after the first notice is mailed to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

     If by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure is initiated according to the terms of the security instrument and applicable law. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

     When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Savings Bank institutes the same collection procedures as for its mortgage loan borrowers.

     The Savings Bank's Board of Directors is informed monthly as to the status of all mortgage and consumer loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Savings Bank.

     The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated.

                                                         At June 30,
                                                   ------------------------
                                                   1996                1997
                                                   ----                ----
                                                    (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Real estate:
      Residential one- to four-family. . . . . .   $690                $561
      Commercial . . . . . . . . . . . . . . . .      9                   9
      Multi-family . . . . . . . . . . . . . . .     --                  --
      Land . . . . . . . . . . . . . . . . . . .    135                  11
  Consumer . . . . . . . . . . . . . . . . . . .     --                  --
                                                   ----                ----
      Total. . . . . . . . . . . . . . . . . . .    834                 581
                                                   ----                ----

Accruing loans which are contractually past
 due 90 days or more . . . . . . . . . . . . . .     --                  --
                                                   ----                ----

  Total of nonaccrual and 90 days
    past due loans . . . . . . . . . . . . . . .    834                 581

Real estate owned. . . . . . . . . . . . . . . .     99                  91
                                                   ----                ----
   Total nonperforming assets. . . . . . . . . .   $933                $672
                                                   ====                ====

Total loans delinquent 90 days or more to
  net loans. . . . . . . . . . . . . . . . . . .   3.54%               2.06%

Total loans delinquent 90 days or more to
  total assets . . . . . . . . . . . . . . . . .   2.27%               1.76%

Total nonperforming assets to total assets . . .   2.54%               2.03%

     Interest income, which would have been recorded for the year ended June 30, 1997 had nonaccruing loans been current in accordance with their original terms, amounted to approximately $37,000. The amount of interest included in the results of operations on such loans for the year ended June 30, 1997 amounted to approximately $8,000.

     Real Estate Owned. Real estate acquired by foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs.

     At June 30, 1997, the Savings Bank had $91,000 of real estate owned, with no allowance for losses, consisting of two one- to four-family residences.

     Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.
An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balances of the asset. The Savings Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Administrator which can order the establishment of additional loss allowances.

     The aggregate amounts of the Savings Bank's classified assets (as determined by the Savings Bank), and of the Savings Bank's general and specific loss allowances and charge-offs for the dates indicated, were as follows:

                                                       At June 30,
                                                -------------------------
                                                1996                 1997
                                                ----                 ----
                                                      (In thousands)

Loss . . . . . . . . . . . . . . . . . . .      $ 55                 $ 55
Doubtful . . . . . . . . . . . . . . . . .        --                   --
Substandard assets . . . . . . . . . . . .       878                  617
Special mention. . . . . . . . . . . . . .        --                   --

General loss allowances. . . . . . . . . .       152                  176
Specific loss allowances(1). . . . . . . .        15                   --
Charge-offs(1) . . . . . . . . . . . . . .        --                   15

-------------------
(1)        Real estate owned.

     Allowance for Loan Losses. The Savings Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances assigned to individual loans.

     In originating loans, the Savings Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Savings Bank increases its allowance for loan losses by charging provisions for loan losses against income.

     The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans and is generally based on mortgage loans which consist primarily of single-family residences. Management reviews the adequacy of the allowance at least quarterly based on management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. No allowance is maintained for consumer loans since the only non-mortgage loans held by the Savings Bank are on savings accounts. Generally, a provision for losses is charged against income quarterly to maintain the allowances.

     At June 30, 1997, the Savings Bank had an allowance for loan losses of $176,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     While the Savings Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

     The following table sets forth an analysis of the gross allowance for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                      Year Ended June 30,
                                                    -----------------------
                                                    1996               1997
                                                    ----               ----
                                                     (Dollars in thousands)

Allowance at beginning of period . . . . . .        $92                $152
Provision for loan losses. . . . . . . . . .         60                  24
Recoveries . . . . . . . . . . . . . . . . .         --                  --
Charge-offs. . . . . . . . . . . . . . . . .         --                  --
                                                    ----               ----
    Balance at end of period . . . . . . . .        $152               $176
                                                    ====               ====

Ratio of allowance to total
 loans outstanding at the end
 of the period . . . . . . . . . . . . . . .        0.63%              0.61%

Ratio of net charge-offs to
 average loans outstanding
 during the period . . . . . . . . . . . . .          --                 --

Ratio of allowance to
 non-performing loans. . . . . . . . . . . .       18.23              30.29

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                At June 30,
                            -------------------------------------------------
                                      1996                     1997
                            ------------------------  -----------------------
                                               % of                     % of
                                               Loans                    Loans
                                               in                       in
                                     As a %    Cate-          As a %    Cate-
                                     of Out-   gory           of Out-   gory
                                     standing  to             standing  to
                                     Loans in  Total          Loans in  Total
                             Amount  Category  Loans  Amount  Category  Loans
                             ------  --------  -----  ------  --------  -----
                                         (Dollars in thousands)

Real estate -- mortgage:
  Residential one- to-
   four family . . . . . .   $   95    0.48%   82.47%  $100    0.42%    83.22%
  Commercial . . . . . . .       57    2.03    11.73     76    2.08     12.74
  Multi-family . . . . . .       --      --     0.66     --      --      0.07
  Land . . . . . . . . . .       --      --     4.50     --      --      3.53
Consumer . . . . . . . . .       --      --     0.64     --      --       .44
                             ------    ----   ------   ----    ----    ------
Total allowance
  for loan losses. . . . .   $  152           100.00%  $176            100.00%
                             ======           ======   ====            ======

Investment Activities

     The Savings Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Savings Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Savings Bank are also required to maintain an investment in FHLB-Atlanta stock.

     The Savings Bank is required under North Carolina regulations to maintain a minimum amount of liquid assets. At June 30, 1997, the Savings Bank's regulatory liquidity was 7%. See "REGULATION -- The Savings Bank -- Liquidity." The Corporation's consolidated liquidity was 12% at June 30, 1997.

     As of June 30, 1997, the Savings Bank's investment securities portfolio consisted entirely of interest-earning deposits at other banks, FHLB-Atlanta stock and FHLMC stock. At June 30, 1997, the Savings Bank's investment in FHLMC stock and FHLB-Atlanta stock totalled $13,000 and $291,000, respectively. The market value of the Savings Bank's investment portfolio amounted to $576,000 and $758,000 at June 30, 1996 and 1997, respectively.

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Savings Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Atlanta may be used on a short-term basis to compensate for reductions in the availability of funds from other sources; however, the Savings Bank has never borrowed any funds from the FHLB-Atlanta.

     Deposit Accounts. Substantially all of the Savings Bank's depositors are residents of North Carolina. Deposits are attracted from within the Savings Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns.

     The Savings Bank has recently adopted a strategy to extend the term of its liabilities in the form of longer term certificate accounts and maintain adequate liquidity levels to address its interest rate risk exposure. The implementation of such strategy, however, is not reflected in the Savings Bank's recent financial data as most of its liabilities are still in the form of short term certificate accounts.

     At June 30, 1997 the Savings Bank had $14.1 million of certificates of deposit. The Savings Bank does not solicit brokered deposits and believes that its jumbo certificates of deposit, which represented 21.45% of total deposits at June 30, 1997, present similar interest rate risk to its other deposit products.

     In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as the sole stockholder of the Savings Bank.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 1997.

Weighted
Average                                                             Percentage
Interest                                         Minimum            of Total
Rate      Term    Checking and Savings Deposits  Amount   Balance   Deposits
----      ----    -----------------------------  ------   -------   --------
                                                      (In thousands)

2.87%      --     Money market accounts        $  1,000   $ 1,443      8.17%
2.25       --     Savings accounts                   25     2,117     11.98

                     Certificates of Deposit
                     -----------------------

6.50       --        Fixed-term, fixed-rate (1)      --        11      0.06
7.50       --        Fixed-term, fixed-rate (1)      --        29      0.16
8.00       --        Fixed-term, fixed-rate (1)      --        20      0.11
5.11      6 months   Fixed-term, fixed-rate       2,500     3,298     18.66
5.11      12 months  Fixed-term, fixed-rate       2,500     3,010     17.03
5.15      18 months  Fixed-term, fixed-rate         500       735      4.16
6.38      30 months  Fixed-term, fixed-rate         500     1,060      6.00
6.92      48 months  Fixed-term, fixed-rate       2,500     2,159     12.22
          Negotiable Fixed-term, fixed-rate     100,000     3,790     21.45
                                                          -------    ------
                                                          $17,672    100.00%
                                                          =======    ======
--------------
(1)  No longer offered.

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 1997. Jumbo certificates of deposit require minimum deposits of $100,000, and have negotiable interest rates.

          Maturity Period                                         Amount
          ---------------                                     --------------
                                                              (In thousands)

          Less than three months............................     $  827
          Three through six months..........................        620
          More than six through twelve months...............      1,244
          Over twelve months................................      1,099
                                                                 ------
               Total                                             $3,790
                                                                 ======


Deposit Flow

    The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

                                                 At June 30,
                              -------------------------------------------------
                                    1996                      1997
                              -----------------    ----------------------------
                                        Percent              Percent
                                        of                   of       Increase
                              Amount    Total      Amount    Total   (Decrease)
                              ------    -----      ------    -----   ----------
                                            (Dollars in thousands)

Regular savings accounts . .  $ 2,184    10.73%    $ 2,117    11.98%  $   (67)
Money market deposit . . . .    1,581     7.77       1,443     8.17      (138)
Fixed-rate certificates
 which mature in the
 year ended in(1):
  Within 1 year. . . . . . .   12,257    60.24      10,917    61.78    (1,340)
  After 1 year,
   but within 2 years. . . .    2,456    12.07       1,947    11.02      (509)
  After 2 years,
   but within 5 years. . . .    1,868     9.18       1,248     7.05      (620)
                              -------   ------     -------   ------   -------

     Total . . . . . . . . .  $20,346   100.00%    $17,672   100.00%  $(2,674)
                              =======   ======     =======   ======   ========

_____________
(1) At June 30, 1996 and 1997, jumbo certificates amounted to $4.8 million and $3.8 million, respectively.

Time Deposits by Rates and Maturities

     The following table sets forth the certificates of deposit in the Savings Bank classified by rates at the dates indicated.

                                                    At June 30,
                                           ---------------------------
                                           1996                   1997
                                           ----                   ----
                                                  (In Thousands)

  2.00 - 3.99% . . . . . . . . . .       $    37                 $     6
  4.00 - 5.99% . . . . . . . . . .        11,859                  10,202
  6.00 - 7.99% . . . . . . . . . .         4,372                   3,566
  8.00% and over . . . . . . . . .           313                     338
                                         -------                 -------
   Total . . . . . . . . . . . . .       $16,581                 $14,112
                                         =======                 =======

     The following table sets forth the amount and maturities of certificates of deposit at June 30, 1997.

                                   Amount Due
                      ------------------------------------
                                               More
                                More    More   than
                                than    Two    Three
                                One     Years  Years                Percent
                      Less      Year    to     to    After          of Total
                      Than      to Two  Three  Four  4              Certificate
                      One Year  Years   Years  Years Years Total    Accounts
                      --------  ------  -----  ----- ----- -------  --------
                                           (In thousands)

2.00 - 3.99% . . . . . $     6   $   --  $  --  $ --  $ --  $     6    0.04%
4.00 - 5.99% . . . . .   8,850    1,036    316    --    --   10,202   72.29
6.00 - 7.99% . . . . .   2,061    1,211    294    --    --    3,566   25.27
8.00% and over . . . .      --      260     78    --  $ --      338    2.40
                       -------   ------   ----  ----  ----  -------  ------
 Total . . . . . . . . $10,917   $2,507   $688  $ --  $ --  $14,112  100.00%
                       =======   ======   ====  ====  ====  =======  ======

Deposit Activities

    The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                          Year Ended June 30,
                                         ---------------------
                                         1996             1997
                                         ----             ----
                                             (In thousands)

  Beginning balance. . . . . . . .      $20,940         $20,346
                                        -------         -------

  Net decrease
    before interest credited . . .       (1,768)         (3,639)
  Interest credited. . . . . . . .        1,174             965
                                        -------         -------

  Net decrease
    in savings deposits. . . . . .        (594)          (2,674)
                                        ------          -------

  Ending balance . . . . . . . . .     $20,346          $17,672
                                       =======          =======

Borrowings

     Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for general business purposes. The Savings Bank has the ability to use advances from the FHLB-Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Atlanta functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Atlanta, the Savings Bank is required to own capital stock in the FHLB- Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 1997, and during the two years ended June 30, 1997, the Savings Bank had no borrowings from the FHLB-Atlanta.

Competition

     The Savings Bank operates in an intensely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from three large commercial banks in its market area. Particularly in times of high interest rates, the Savings Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Savings Bank's competition for loans comes principally from mortgage bankers and commercial banks. Such competition for deposits and the origination of loans may limit the Savings Bank's future growth and earnings prospects.

Subsidiary Activities

     The Savings Bank has one wholly-owned subsidiary, Mitchell Mortgage and Investment Co., Inc., which was formed to hold stock in the Savings Bank's data processing servicer. This subsidiary has been inactive for the past five years. At June 30, 1997, the Savings Bank's investment in the subsidiary was $15,000.

                                    REGULATION

The Savings Bank

     General. As a state-chartered, federally insured savings bank, the Savings Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Savings Bank is regularly examined by the FDIC and the Administrator and files periodic reports concerning the Savings Bank's activities and financial condition with its regulators. The Savings Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of North Carolina, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

     Federal and state banking laws and regulations govern all areas of the operation of the Savings Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Corporation and the Savings Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

     State Regulation and Supervision. As a North Carolina-chartered savings bank, the Savings Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina-chartered savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to: the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Savings Bank maintain federal deposit insurance as a condition of doing business. Under state law, savings banks in North Carolina with deposits insured by the SAIF are generally subject to restrictions with respect to activities and investments, transactions with affiliates and loans to one borrower similar to those applicable to SAIF-insured savings associations.

     The Administrator conducts regular examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

     A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets, and liquidity of 10% of total assets. See "-- Capital Requirements" and "-- Liquidity." Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

     Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

     North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

     Deposit Insurance. The FDIC insures deposits at the Savings Bank to the maximum extent permitted by law. The Savings Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The Savings Bank's assessments expensed for the year ended June 30, 1997 equaled $155,000 (including the FDIC SAIF assessment of $137,000).

     Pursuant to the Deposit Insurance Fund ("DIF") Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Savings Bank.

      Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

      A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

     An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

     At June 30, 1997, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

     Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. Under the final regulations, if the FDIC determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not the most highly rated or are anticipating or experiencing significant growth.

      The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to the FDIA unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

     FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk- weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. Beginning in September 1995, the FDIC will include in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. However, no measurement framework for assessing the level of a bank's interest rate risk exposure has been codified. In the future, the FDIC will issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure.

     An undercapitalized, significantly undercapitalized, or critically undercapitalized institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. The plan must specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution and (iv) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan "is based on realistic assumptions, and is likely to succeed in restoring the institution's capital" and "would not appreciably increase the risk...to which the institution is exposed." Under the FDIA, a bank holding company must guarantee that a subsidiary depository institution meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets and the amount required to meet regulatory capital requirements.

     The FDIA provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized or its undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver;
(iii) restrict certain transactions with banking affiliates as if the "sister bank" requirements of Section 23A of the Federal Reserve Act ("FRA") did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates;
(v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's region; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain non-depository affiliates which pose a danger to the institution; (xiii) be divested by a parent holding company; and
(xiv) take any other action which the agency determines would better carry out the purposes of the Prompt Corrective Action provisions. See "-- Prompt Corrective Action."

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At June 30, 1997, the Savings Bank had a Tier 1 leverage capital ratio of 34.5% and net worth of 34.2% of total assets.

     The FDIC has adopted the Federal Financial Institutions Examination Council's recommendation regarding the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Specifically, the agencies determined that net unrealized holding gains or losses on available for sale debt and equity securities should not be included when calculating core and risk-based capital ratios.

     FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

     The Savings Bank's management believes that, under the current regulations, the Savings Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Savings Bank, such as a downturn in the economy in areas where the Savings Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Savings Bank to meet its capital requirements.
     Activities and Investments of Insured State-Chartered Banks. The FDIA generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

     In addition, an insured state bank (i) that is located in a state which authorized as of September 30, 1991 investment in common or preferred stock listed on a national securities exchange ("listed stock") or shares of a registered investment company ("registered shares"), and (ii) which during the period beginning September 30, 1990 through November 26, 1991 ("measurement period") made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo a change in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth the bank's intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member.

     FDIC regulations implementing the FDIA provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

     Loans-to-One-Borrower. The Savings Bank is subject to the Administrator's loan-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings institution also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million, or 30% of the savings institution's net worth, provided that (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of net worth; and (v) the institution's regulator issued an order permitting the savings institution to use this higher limit. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     At June 30, 1997 the Savings Bank's loans-to-one-borrower limit was approximately $1.6 million. At June 30, 1997, the largest aggregate amount of loans by the Savings Bank to any one borrower was approximately $1.2 million, which was a loan made to the corporate owner and operator of a local commercial property. See "-- Lending Activities -- Commercial Real Estate Lending."

     Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on, among other things, all prior and present "owners and operators" of hazardous waste sites. However, the U.S. Congress created a safe harbor provision for secured creditors by providing that the term "owner and operator" excludes a person who, without participating in the management of the site, holds indicia of ownership primarily to protect its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that the hold as collateral for a loan.

     In response to the uncertainty created by judicial interpretations, in April 1992, the United States Environmental Protection Agency ("EPA"), an agency within the Executive Branch of the government, promulgated a regulation clarifying when and how secured creditors could be liable for cleanup costs under the CERCLA. Generally, the regulation protected a secured creditor that acquired full title to collateral property through foreclosure as long as the creditor did not participate in the property's management before foreclosure and undertook certain due diligence efforts to divest itself of the property. However, in February 1994, the U.S. Court of Appeals for the District of Columbia Circuit held that the EPA lacked authority to promulgate such regulation on the grounds that Congress meant for decisions on liability under the CERCLA to be made by the courts and not the Executive Branch. In January 1995, the U.S. Supreme Court denied to review the U.S. Court of Appeal's decision. In light of this adverse court ruling, in October 1995 the EPA issued a statement entitled "Policy on CERCLA Enforcement Against Lenders and Government Entities that Acquire Property Involuntarily" explaining that as an enforcement policy, the EPA intended to apply as guidance the provisions of the EPA lender liability rule promulgated in 1992.

     To the extent that legal uncertainty exists in this area, all creditors, including the Savings Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

     Federal Reserve System. All depository institutions that maintain transaction accounts or nonpersonal time deposits must maintain reserve requirements (under "Regulation D") imposed by the Federal Reserve. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $54.0 million of transaction accounts, of which the first $4.2 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of June 30, 1997, the Savings Bank met its reserve requirements.

     Liquidity. The Savings Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investment with maturities in excess of five years. At June 30, 1997, the Savings Bank's liquidity ratio calculated in accordance with North Carolina regulations, was approximately 7%. The Savings Bank is taking the appropriate action subsequent to year end to restore its liquidity ratio to the required level.

     Affiliate Transactions. The Corporation and the Savings Bank are legal entities separate and distinct. Various legal limitations restrict the Savings Bank from lending or otherwise supplying funds to the Corporation (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

     Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

     Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Savings Bank received a "satisfactory" rating during its most recent CRA examination.

     Dividends. Dividends from the Savings Bank constitute the major source of funds for dividends which may be paid by the Corporation. The amount of dividends payable by the Savings Bank to the Corporation will depend upon the Savings Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to North Carolina law, the Savings Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for the liquidation account established in connection with the Conversion and (ii) the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable.

     The amount of dividends actually paid during any one period are strongly affected by the Savings Bank's management policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

The Corporation

     General. The Corporation, as the sole shareholder of the Savings Bank, is a bank holding company and is registered as such with the Board of Governors of the Federal Reserve System ("Federal Reserve"). Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA") and the regulations of the Federal Reserve. As a bank holding company, the Corporation will be required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

     Any direct or indirect acquisition by a bank holding company or its subsidiaries of more than 5% of the voting shares of, or substantially all of the assets of, any bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, may not be approved by the Federal Reserve unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. Most states have authorized interstate bank acquisitions by out-of-state bank holding companies on either a regional or a national basis, and most such statutes require the home state of the acquiring bank holding company to have enacted a reciprocal statute. North Carolina law permits out-of-state bank holding companies to acquire banks or bank holding companies located in North Carolina so long as the laws of the state in which the acquiring bank holding company is located permit bank holding companies located in North Carolina to acquire banks or bank holding companies in the acquiror's state and the North Carolina bank sought to be acquired has been in existence for at least three years. Beginning September 30, 1995, federal law permits well capitalized and well managed bank holding companies to acquire control of an existing bank in any state.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act") permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state beginning on September 29, 1995, one year after the effectiveness of the Interstate Banking Act. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

     Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or savings bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps and, at present, 18 states have deposit caps lower than 30%.

     The Interstate Banking Act also provides for interstate branching. The McFadden Act of 1927 established state lines as the ultimate barrier to geographic expansion of a banking network by branching. The Interstate Banking Act withdraws these barriers, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically prohibited interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may prohibit interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in- state bank, or on a de novo basis. North Carolina has enacted legislation permitting interstate branching transactions.

     The Interstate Banking Act also modifies the controversial safety and soundness provisions contained in the 1991 Banking Law which required the banking regulatory agencies to promulgate regulations governing such topics as internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and fees and other matters those agencies determine to be appropriate. The legislation exempts bank holding companies from these provisions and requires the agencies to prepare guidelines, as opposed to regulations, dealing with these areas. It also gives more discretion to the banking regulatory agencies in prescribing standards for banks' asset quality, earnings and stock valuation.

     The Interstate Banking Act also expanded exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks are inspected every 18 months. Other provisions address paperwork reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments regarding high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitations.

     Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve pursuant to FDICIA, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized" under the prompt corrective action regulations.

     Bank holding companies, except for certain "well-capitalized" bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption of it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

     Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Savings Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. For bank holding companies with less than $150 million in consolidated assets, such as the Savings Bank, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

     Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital regulations. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder, Tier II capital, may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I (leverage) capital ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier 1 (leverage) capital ratio of at least 1% to 2% above the state minimum.

                               TAXATION

Federal Taxation

     General. The Holding Company and the Savings Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Holding Company.

     Tax Bad Debt Reserves. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION -- The Savings Bank --

Dividends" for limits on the payments of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended ("Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporation, including the Savings Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Savings Bank will not file a consolidated tax return, except that if the Corporation or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. The Corporation's and the Savings Bank's Federal income tax returns have not been audited during the last five years.

State and Local Taxation

     The North Carolina corporate income tax is 7.75% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition, for tax years beginning in 1991, 1992, 1993 and 1994, corporate taxpayers were required to pay a surtax equal to 4%, 3%, 2% and 1%, respectively, of the state income tax otherwise payable by it. An annual state franchise tax is imposed a rate of 0.15% applied to the greater of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

     The Corporation's and the Savings Bank's North Carolina income tax returns have not been audited during the last five years.

Personnel

     As of June 30, 1997, the Savings Bank had six full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees is good.

Item 2.  Description of Property
--------------------------------

     The Savings Bank has no branch offices. The Savings Bank owns its main office located at 210 Oak Avenue, Spruce Pine, North Carolina 28777. The office was opened in 1957 and the square footage is approximately 5,400 feet. At June 30, 1997, the net book value of the property (including land and building) and the Savings Bank's fixtures, furniture and equipment was $65,000.

Item 3.  Legal Proceedings
--------------------------

     Periodically, there have been various claims and lawsuits involving the Savings Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. The Savings Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Savings Bank.

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         Independent Auditors Report*
         (a)    Consolidated Balance Sheets, June 30, 1996 and 1997*
         (b) Consolidated Statements of Income For the Years Ended June 30, 1996 and 1997*
         (c) Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 1996 and 1997*
         (d) Consolidated Statements of Cash Flows For the Years Ended June 30, 1996 and 1997*
         (e)    Notes to Consolidated Financial Statements*

         * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

           None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Corporation and the Savings Bank.

                    Age at
                    June 30,
Name                 1997                   Position
----                -------    -----------------------------------------
                               Corporation           Savings Bank
                               -------------------   -------------------

Calvin F. Hall       68        President             President
Edward Ballew, Jr.   75        Executive             Executive
                               Vice President        Vice President
                               and Chief Executive   and Chief Executive
                               Officer               Officer
Emma Lee M. Wilson   61        Assistant Managing    Assistant Managing
                               Officer, Secretary    Officer, Secretary
                               and Treasurer         and Treasurer

     The principal occupation of each executive officer of the Corporation is set forth below. All of the officers listed above have held positions with or been employed by the Corporation for five years unless otherwise stated. All executive officers reside in Spruce Pine, North Carolina. There are no family relationships among or between the executive officers, unless otherwise stated.

     Calvin F. Hall is President and an agent of Fortner Insurance Agency, Inc., with which he has been affiliated with for over 38 years. Mr. Hall was appointed President of the Savings Bank in January 1995 to succeed the retiring President S.W. Enloe. Mr. Hall is a member of the Spruce Pine Rotary Club.

     Edward Ballew, Jr. has been employed as an executive officer by the Savings Bank since 1947 and serves as Executive Vice President and Chief Executive Officer.

     Emma Lee M. Wilson has been employed by the Savings Bank since 1958 and has served in various capacities during that time. Mrs. Wilson is the Assistant Managing Officer, Secretary and Treasurer of the Savings Bank.

Compliance with Section 16(a) of the Exchange Act

     The information contained under the section captioned "Compliance With
Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     (a)       Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

     (b)       Security Ownership of Management

               Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I - Election of Directors" of the Proxy Statement.

      (c)       Changes in Control

                The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation, except for the following:

                Jerome H. Davis and Susan B. Davis, Greenwich, Connecticut, have filed with the Securities and Exchange Commission a Schedule 13D dated July 19, 1996, as subsequently amended on November 19, 1996 and May 7, 1997, with respect to the Corporation's common stock. The
                Schedule 13D discloses that Mr. Davis and Mrs. Davis beneficially own an aggregate of 93,000 shares of common stock, or 9.99% of the outstanding shares. Item 4 of the
                Schedule 13D, entitled "Purpose of Transaction," states in part "Mr. and Mrs. Davis now believe that Mitchell must consider several options which will enhance shareholder value, including a merger transaction."

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Transactions."

                                    PART IV

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

(a)   Exhibits

      3.1       Certificate of Incorporation of Mitchell Bancorp, Inc.*
      3.2       Bylaws of Mitchell Bancorp, Inc.*
     10.1       Employment Agreement with Emma Lee M. Wilson*
     10.2       Employment Agreement with Edward Ballew, Jr.*
     10.2       Mitchell Savings Bank, Inc., SSB 1996 Employee Stock
                  Ownership Plan*
     10.3       Mitchell Bancorp, Inc. 1996 Stock Option Plan**
     10.4       Mitchell Bancorp, Inc. 1996 Management Recognition and
                  Development Plan**
     13         1997 Annual Report to Shareholders
     23         Consent of Independent Auditors
     21         Subsidiaries of Registrant
     27         Financial Data Schedule

(b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 1997.

_________________
* Incorporated by reference to the Corporation's Registration Statement on Form S-1 (File No. 333-1888).
**   Incorporated by reference to the Corporation's Annual Meeting Proxy
Statement dated December 16, 1996.

                                    SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MITCHELL BANCORP, INC.


Date:  September 26, 1997            By: /s/Edward Ballew, Jr.
                                         ------------------------------------
                                         Edward Ballew, Jr.
                                         Executive Vice President and Chief
                                         Executive Officer

           Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                     TITLE                           DATE
    ----------                     -----                           ----




/S/ Edward Ballew, Jr.    Executive Vice President, Chief    September 26, 1997
-----------------------
Edward Ballew, Jr.        Executive Officer and
                          Director (Principal
                          Executive Officer)




/s/ Emma Lee M. Wilson    Assistant Managing Officer,        September 26, 1997
-----------------------
Emma Lee M. Wilson        Secretary, Treasurer and
                          Director (Principal Financial
                          and Accounting Officer)




/s/ Calvin F.Hall         President and Director             September 26, 1997
-----------------------
Calvin F. Hall




/s/ Baxter D. Johnson     Director                           September 26, 1997
-----------------------
Baxter D. Johnson




/s/ Lloyd Hise, Jr.       Director                           September 26, 1997
-----------------------
Lloyd Hise, Jr.

                          EXHIBIT 13

               1997 Annual Report to Shareholders






















                                 MITCHELL BANCORP, INC.





                                  1997 ANNUAL REPORT

                      TABLE OF CONTENTS


                                                                   Page
                                                                   ----

Letter to Shareholders . . . . . . . . . . . . . . . . . .           2
Selected Consolidated Financial Data . . . . . . . . . . .           3
Management's Discussion and Analysis . . . . . . . . . . .           5
Independent Auditor's Report . . . . . . . . . . . . . . .          15
Consolidated Financial Statements. . . . . . . . . . . . .          16
Notes to Consolidated Financial Statements . . . . . . . .          20
Common Stock Information . . . . . . . . . . . . . . . . .          36
Directors and Officers . . . . . . . . . . . . . . . . . .          37
Corporate Information. . . . . . . . . . . . . . . . . . .          37

                                      __________




                                BUSINESS OF THE COMPANY


     Mitchell Bancorp, Inc. ("Mitchell Bancorp" or the "Company"), a North Carolina corporation, was organized on February 28, 1996 and became the holding company for Mitchell Savings Bank, Inc., SSB ("Savings Bank") on July 12, 1996 in connection with the Savings Bank's conversion from a North Carolina-chartered mutual to a North Carolina-chartered stock savings bank. The Company is engaged primarily in the business of directing, planning and coordinating the business activities of the Savings Bank.

     The Savings Bank was established in 1924 as "Mitchell County Building and Loan Association," a North Carolina-chartered mutual savings and loan association, located in Spruce Pine, North Carolina, approximately 50 miles Northeast of Asheville, North Carolina. In 1992, the Savings Bank converted to a North Carolina-chartered savings bank and adopted its current title. The Savings Bank is regulated by the Administrator, Savings Institutions Division, North Carolina Department of Commerce ("Administrator"), its primary regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Savings Bank's deposits are federally insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System.

     The Savings Bank is a traditional, community oriented financial institution that is engaged primarily in the business of attracting deposits from the general public and using these funds to originate fixed-rate one- to four- family residential mortgage loans within the Savings Bank's market area, and, to a significantly lesser extent, loans secured by multi-family properties, land, churches, and selected commercial properties, and consumer loans. The Savings Bank originates loans for its portfolio.

Dear Fellow Shareholders:

     On behalf of the Board of Directors, Officers and employees of Mitchell Bancorp, Inc. and its wholly-owned subsidiary, Mitchell Savings Bank, Inc., S.S.B., we are pleased to present to you our Annual Report for the year ended June 30, 1997.

     In its first full year of operations Mitchell Bancorp, Inc. posted solid operating results for the year ended June 30, 1997. Increases in net interest income and net income coupled with decreases in non-interest expense all contributed favorably to the Company's performance in fiscal 1997.

     Net income for fiscal 1997 was $471,000, or $.53 per share. Also, the Company paid its first semi-annual dividend in February 1997 of $.20 per share.

     Higher capital levels resulting from the Company's initial stock offering in July 1996 continue to keep the return on average equity at lower than desired levels. Management of the Company's high capital levels is a top priority, with the Company repurchasing 48,995 shares of its common stock at an average price of $16.00 per share during fiscal 1997.

     Our primary focus continues to be directed toward being a community oriented financial institution that provides affordable financial services and products. We are committed to enhancing long-term shareholder value and deploying our capital to take advantage of growth opportunities consistent with our operating philosophy.

     Thank you for your continued interest in and support of Mitchell Bancorp, Inc.

                                                   Sincerely,



                                                   /s/Edward Ballew, Jr.
                                                   Edward Ballew, Jr.
                                                   Executive Vice President
                                                   and Chief Executive Officer

SELECTED CONSOLIDATED FINANCIAL CONDITION, OPERATING AND OTHER DATA

     The following tables set forth certain information concerning the consolidated financial position and results of operations of the Corporation and its subsidiary at the dates and for the periods indicated.

                                               At June 30,
                              -------------------------------------------
                              1993      1994      1995      1996     1997
                              -----     ----      ----      ----     ----
                                             (In thousands)
FINANCIAL CONDITION DATA:

Total assets . . . . . .    $26,399    $28,109   $27,596  $36,776   $33,059
Loans receivable, net. .     20,785     21,843    22,463   23,568    28,203
Cash, interest-earning
 deposits and investment
 securities  . . . . . .      4,945      5,710     4,254   12,414     4,073
FHLB stock . . . . . . .        280        291       291      291       291
Deposits . . . . . . . .     21,050     22,195    20,940   20,346    17,672
Total stockholders'
 equity  . . . . . . . .      5,182      5,694     6,078   14,634    14,325

                                     For the Years Ended June 30,
                              -------------------------------------------
                              1993      1994      1995      1996     1997
                              ----      ----      ----      ----     ----
                                            (In thousands)

OPERATING DATA:

Interest income. . . . .     $2,331     $2,193    $2,259   $2,271    $2,659
Interest expense . . . .        962        903       962    1,161       975
                             ------     ------    ------   ------    ------
Net interest income  . .      1,369      1,290     1,297    1,110     1,684
Provision for loan
 losses. . . . . . . . .         12         24        24       60        24
                             ------     ------    ------   ------    ------
Net interest income
 after provision
 for loan losses . . . .      1,357      1,266     1,273    1,050     1,660

Non-interest income. . .         20          5        45        6         7
Non-interest expenses. .        417        452       953      930       907
                             ------     ------    ------   ------    ------
Income before income
 taxes and cumulative
 effect adjustments  . .        960        819       365      126       760

Income tax expense . . .        375        317       112       35       289
                             ------     ------    ------   ------    ------
Income before cumulative
 effect adjustment . . .        585        502       253       91       471
Cumulative effect on prior
 years for accounting
 change  . . . . . . . .         --         --        11       --        --
                             ------     ------    ------   ------    ------
Net income . . . . . . .     $  585     $  513    $  253   $   91    $  471
                             ======     ======    ======   ======    ======

                                              At June 30,
                              -------------------------------------------
                              1993      1994      1995      1996     1997
                              -----     ----      ----      ----     ----

OTHER DATA:

Number of:
 Real estate loans
   outstanding(1). . . .        675        639       656      660       718
 Deposit accounts. . . .      1,601      1,603     1,584    1,603     1,444
 Full service offices. .          1          1         1        1         1



                                   At or for the Year Ended June 30,
                              -------------------------------------------
                              1993      1994      1995      1996     1997
                              -----     ----      ----      ----     ----

KEY FINANCIAL RATIOS:

Return on average assets
 (net income divided by
 average assets) . . . .       2.26%      1.89%     0.92%    0.32%     1.37%

Return on average equity
 (net income divided by
 average equity) . . . .      11.89       9.39      4.24     1.53      3.21

Average equity to average
 assets  . . . . . . . .      19.00      20.17     21.71    20.73     42.59

Interest rate spread (dif-
 ference between average
 yield on interest- earning
 assets and average cost of
 interest-bearing
 liabilities)  . . . . .       4.50       3.97      3.79     2.81      2.73

Net interest margin (net
 interest income as a
 percentage of average
 interest-earning
 assets) . . . . . . . .       5.37       4.82      4.77     3.96      5.05

Non-interest expense to
 average assets. . . . .       1.61       1.67      3.45     3.23      2.64

Average interest-earning
 assets to interest-
 bearing liabilities . .     123.10     125.02    127.87   127.83    179.46

Allowance for loan losses
 to total loans at end
 of period . . . . . . .       0.21       0.31      0.40     0.63      0.61

Net charge offs to average
 out-standing loans
 during the period . . .         --         --        --       --        --

Ratio of nonperforming
 assets to total assets
 at period end . . . . .       1.19       1.12      1.43     2.54      2.03

-----------
(1)          All real estate loans have fixed-rates of interest.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. Since the operations of the Savings Bank significantly impact those of the Company, the following discussion will include references to both the Company and the Savings Bank. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

Operating Strategy

     The business of the Savings Bank consists principally of attracting deposits from the general public and using such deposits to originate fixed-rate mortgage loans secured primarily by one- to four-family residences. The Savings Bank also invests in overnight deposits. The Savings Bank plans to continue to fund its assets primarily with deposits.

     The Savings Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Savings Bank's profitability is also affected by the level of other income and expenses. Other income consists of service charges on loan charges and other fees, insurance commissions and net real estate owned income (expense). Other expenses include compensation and employee benefits, occupancy expenses, deposit insurance premiums, equipment and data servicing expenses, professional fees and other operating costs. The Savings Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

     The Savings Bank strives to operate a conservative, well capitalized, profitable thrift dedicated to financing home ownership and other consumer needs, and to provide quality service to its customers. The Savings Bank believes that it has established a market niche by serving moderate-income borrowers and making smaller loans and loans that do not satisfy the standards of the secondary market, which are considered less desirable by competing lenders. The Savings Bank believes that it has successfully implemented its strategy by: (i) maintaining a strong capital level; (ii) maintaining what management believes are conservative underwriting standards; (iii) emphasizing local loan origination; and (iv) emphasizing high quality customer service with a competitive fee structure.

Financial Condition

     Total assets decreased from $36.8 million at June 30, 1996 to $33.1 million at June 30, 1997 primarily as a result of a $2.7 million net withdrawal of savings deposits and the payment of stock oversubcribers and accrued conversion costs. Loans receivable increased by $4.6 million and has been funded with cash flow provided by operations and principal repayments on the existing loan portfolio. Deposits decreased from $20.3 million at June 30, 1996 to $17.7 million at June 30, 1997.

Results of Operations

     The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans, and interest expense on interest-bearing liabilities, primarily deposits. The Company's net income is also affected by the establishment of provisions for loan losses and the level of its non-interest expenses and income tax provisions.

Comparison of Operating Results for the Year Ended June 30, 1996 and 1997

     General. Net income increased $380,000, or 417% from $91,000 for the year ended June 30, 1996 to $471,000 for the year ended June 30, 1997. This increase was mainly attributable to a $574,000 increase in net interest income which was primarily attributable to a $3.6 million increase in average loans outstanding.

     Interest Income. Total interest income increased by $388,000 in 1997 to $2.7 million primarily as a result of an increase in average outstanding loans of $3.6 million offset by a decrease in the average yield on those loans of 23 basis points. Interest income on earning deposits increased $135,000 in 1997 as the result of proceeds from the public offering being deposited in overnight funds. Interest income on investments had minimal change in fiscal 1997 compared to fiscal 1996.

     Interest Expense.   Savings deposit interest expense decreased $186,000
for the year ended June 30, 1997 as compared to the same period in 1996. The decrease was attributable to a decrease in the cost of these liabilities as the weighted average rate paid on deposits decreased four basis points from 5.29% during the year ended June 30, 1996 to 5.25% during the year ended June 30, 1997. The decrease in deposit rates was attributable primarily to a decrease in rates paid on certificates of deposits, which decreased from 6.04% in 1996 to 5.83% in 1997, along with a corresponding decrease in average balances of certificates of deposits of $2.4 million from $17.3 million to $14.9 million between the periods. The Savings Bank did not have any FHLB-Atlanta advances or other borrowings outstanding during these periods.

     Provision for Loan Losses. The provisions for loan losses were $60,000 and $24,000 during the years ended June 30, 1996 and 1997, respectively. At June 30, 1997, the allowance for loan losses was equal to 26.2% of non-performing assets compared to 16.3% at June 30, 1996. The ratio of the allowance to total loans outstanding at June 30, 1997 was .61% compared to .63% at June 30, 1996.

     Non-Interest Income. Non-interest income increased $1,000 from $6,000 for the year ended June 30, 1996 to $7,000 for the year ended June 30, 1997.

     Non-Interest Expense. Non-interest expense decreased by $23,000 from $930,000 for the year ending June 30, 1996 to $907,000 for 1997 as a result of lower employee benefit expenses offset by additional operating expense as a public company, by increased compensation expense associated with the recognition of allocated Employee Stock Ownership Plan ("ESOP") shares at fair market value and by the recognition of the SAIF recapitalization special assessment. During fiscal 1997, the Company recognized $73,000 of compensation expense related to the ESOP and $137,000 for additional deposit insurance premiums. Employee benefits decreased in 1997 by $276,000 as expenses related to the supplemental executive retirement plans and post-retirement executive health care agreements decreased. In 1996, both of these employee benefits reflected significant expense as a result of initial adoption and plan amendments. Other non-interest expense increased from related expenses of being a public company. Non-interest expense will increase in future periods as a result of the implementation of the Company's Management Recognition Plan.

     Provision for Income Tax. The provisions for income taxes increased $254,000 for the year ended June 30, 1997 compared with the prior year, primarily as a result of a $634,000 increase in income before income taxes.

Average Balances, Interest and Average Yields/Cost

     The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.


                                                                           At
                                Year Ended June 30,                       June
                --------------------------------------------------------   30,
                          1996                        1997                1997
                --------------------------- ----------------------------  ----
                         Interest   Average          Interest    Average
                Average  and        Yield/  Average  and         Yield/
                Balance  Dividends  Cost    Balance  Dividends   Cost
                -------  ---------  ----    -------  ---------   ----
                                      (Dollars in thousands)

Interest-
earning
assets:
 Mortgage
 loans. . . . . $22,863   $1,994   8.72%   $26,470   $2,248      8.49%    8.34%
 Consumer
 loans. . . . .     170       12   7.06        143        9      6.29     6.21
                -------   ------           -------   ------
  Total net
  loans . . . .  23,033    2,006   8.71     26,613    2,257      8.48     8.33

FHLMC
 stock(1) . . .      13        4  30.77         13        6     46.15    38.46

Daily
interest
-bearing
deposits. . . .   4,705      240   5.10      6,419      375      5.84     5.40
FHLB stock. . .     292       21   7.19        292       21      7.19     7.22
                -------   ------           -------   ------
 Total
 interest
 -earning
  assets. . . .  28,043   $2,271   8.10     33,337   $2,659      7.98     8.02
                          ======                     ======

Non-interest
-earning
assets:
 Office
  properties
  and
  equipment,
  net. . . . .       71                         67
 Real estate,
  net. . . . .       89                         72
 Non-
  interest
  -earning
  assets . . .      557                        939
                -------                    -------
  Total
   assets. . .  $28,760                    $34,415
                =======                    =======

Interest-
bearing
liabilities:
 Passbook
  accounts . .  $ 2,935       66   2.25    $ 2,129       60      2.82     2.25
 Money
  market
  accounts . .    1,712       50   2.92      1,544       46      2.98     2.87
 Certificates
  of deposit .   17,290    1,045   6.04     14,903      869      5.83     5.78
                -------   ------           -------   ------
   Total
    interest
    -bearing
    liabil-
    ities. . .   21,937    1,161   5.29     18,576      975      5.25     5.12

Non-interest
 -bearing
 liabilities .      861                      1,181
                -------                    -------
  Total
  liabilities.   22,798                     19,757
Stockholders'
  equity. . .     5,962                     14,658
                -------                    -------
 Total
  liabil-
  ities and
  stockholders'
  equity. . .   $28,760                    $34,415
                =======                    =======

Net interest
 income . . .             $1,110                     $1,684
                          ======                     ======

Interest rate
 spread (2) .                      2.81%                         2.73%    2.90%
                                   =====                         =====   ======

Net interest
 margin (3) .                      3.96%                         5.05%
                                   =====                         =====

Ratio of
 average
 interest
 -earning
 assets
 to average
 interest-
 bearing
 liabil-
 ities. . . .                    127.83%                       179.46%
                                 =======                       =======

---------------------
(1)     Stated at amortized cost.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield in interest-earning assets represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income of the Savings Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                   Year Ended June 30, 1996          Year Ended June 30, 1997
                  Compared to June 30, 1995         Compared to June 30, 1996
                     Increase (Decrease)               Increase (Decrease)
                           Due to                            Due to
                 ----------------------------      ----------------------------
                                 Rate/                             Rate/
                 Rate   Volume   Volume   Net      Rate   Volume   Volume   Net
                 ----   ------   ------   ---      ----   ------   ------   ---
                                          (In thousands)

Interest-
earning
assets:
 Mortgage
 loans. . .     $ (53)  $ 81    $ (2)    $ 26     $ (54)  $315    $ (7)   $254
 Consumer
 loans. . .         1     (2)     --       (1)       (1)    (2)     --      (3)
                -----   ----    ----     ----     -----   ----    ----    ----
  Total
   loans. .       (52)    79      (2)      25       (55)   313      (7)    251

Invest-
 ment
 secur-
 ities. . .         1     --      --        1         2     --      --       2
Daily
 interest
 -earning
 deposits .       (16)     1      --      (15)       35     87      13     135
  FHLB
   stock. .         1     --      --        1        --     --      --      --
                -----   ----    ----     ----     -----   ----    ----    ----

Total
 interest
 -earning
 assets . .       (66)    80      (2)      12       (18)   400       6     388
                -----   ----    ----     ----     -----   ----    ----    ----

Interest
expense:
 Interest-
  bearing
  deposits.       161     32       6      199       (36)  (144)     (6)   (186)
                -----   ----    ----     ----     -----   ----    ----    ----

 Total
  interest
  -bearing
  liabil-
  ities . .       161     32       6      199       (36)  (144)     (6)   (186)
                -----   ----    ----     ----     -----   ----    ----    ----

Net change
 in net
 interest
 income . .     $(227)  $ 48    $ (8)   $(187)    $  18   $544    $ 12    $574
                ======  ====    =====   ======    =====   ====    ====    ====

Asset and Liability Management and Interest Rate Risk

     General. The ability to maximize net interest income depends largely upon achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would result in a decrease in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income.

     The Savings Bank has perceived its market niche to be that of a traditional thrift lender that originates fixed rate residential loans for its portfolio and uses its capital position to absorb the adverse consequences of the increased interest rate risk associated with this strategy. As an integral part of this strategy, the Savings Bank has historically concentrated its lending activity on the origination of long-term, fixed-rate, residential one- to four-family mortgage loans and commercial real estate and multi-family loans. As of June 30, 1997, all of the Savings Bank's total loans, net of loans in process and non-performing loans, were fixed rate loans.

     The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The Savings Bank has a high level of interest rate risk, compared to many similar sized thrift institutions, as a result of its policies to make fixed-rate, residential one- to four-family real estate loans, which are longer term in nature than the short-term characteristics of its liabilities for customer deposit accounts.

     The extent of interest rate risk to which the Savings Bank is subject is monitored by management through an analysis of the institution's interest sensitivity gap (the difference between the amounts of interest-earning assets and interest-bearing liabilities repricing during a given time), as well as by other means. At June 30, 1997, the Savings Bank's interest-bearing liabilities that were estimated to mature or reprice within one year exceeded its interest-earning assets with the same characteristics by $6.9 million for cumulative one-year negative gap to total rate sensitive assets of 118%. An institution with a significant negative gap, like the Savings Bank, could expect adverse effects on liquidity, net interest margin and net interest income during a period of rising interest rates. The Savings Bank has recently adopted a strategy to extend the term of its liabilities in the form of longer term certificate accounts and maintain adequate liquidity levels to address its interest rate risk exposure, however, most of its liabilities are still short term certificate accounts and as a result does not reflect the implementation of this new strategy. The Savings Bank's one year interest sensitivity gap as a percentage of total rate sensitive assets on June 30, 1997 was negative 118%. At June 30, 1997, the Savings Bank's three year cumulative interest rate sensitivity gap as a percentage of total interest-earning assets was negative 37% and its five year cumulative interest rate sensitivity gap as a percentage of total interest-earning assets was negative 4%.


     The following table presents the Savings Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 1997.

                                 Within                    Over        Over
                                 Six         6 Months      1-3         3-5         5-10
                                 Months    to One Year     Years       Years       Years        Total
                                 ------    -----------     -----       -----       -----        -----
                                                       (Dollars in thousands)
Interest-earning assets:

Residential
 one- to
 four-family loans . . . .      $ 2,038     $ 1,865       $ 6,043     $ 4,359     $  8,855    $ 23,160
Commercial
 real estate . . . . . . .           91          96           426         503         2535        3,651
Multi-family . . . . . . .           --          --            --          --           20           20
Land . . . . . . . . . . .           --          --            --          --        1,002        1,002
Consumer loans . . . . . .          126          --            --          --           --          126
Investment securities and
 interest-bearing
 deposits. . . . . . . . .        1,635          --            --          --           --        1,635
                                -------     -------       -------     -------     --------     --------
  Total rate sensitive
   assets. . . . . . . . .      $ 3,890     $ 1,961       $ 6,469     $ 4,862     $ 12,412     $ 29,594
                                =======     =======       =======     =======     ========     ========

Interest-bearing liabilities:

 Deposits:
  Regular savings. . . . .      $   188     $   171       $   546     $   356     $    854     $  2,115
  Money market deposit
   accounts. . . . . . . .          782         358           159          76           69        1,444
  Certificates of
   deposit . . . . . . . .        4,455       6,717         2,430         511           --       14,113
  Other borrowings . . . .           84          --         1,018          --          638        1,740
                                -------     -------       -------     -------     --------     --------
   Total rate sensitive
    liabilities. . . . . .      $ 5,509     $ 7,246       $ 4,153     $   943     $  1,561     $ 19,412
                                =======     =======       =======     =======     ========     ========

Excess (deficiency) of
 interest sensitivity
 assets over interest
 sensitivity liabilities .      $(1,619)    $(5,285)      $ 2,316     $ 3,919     $ 10,851     $ 10,182
                                =======     =======       =======     =======     ========     ========
Cumulative excess
 (deficiency) of
 interest sensitivity
 assets. . . . . . . . . .      $(1,619)    $(6,904)      $(4,588)    $  (669)    $ 10,182     $ 10,182
                                =======     =======       =======     =======     ========     ========
Cumulative ratio of
 interest-earning assets
 to interest-bearing
 liabilities . . . . . . .           71%         46%          73%          96%         152%         152%
Interest sensitivity gap
 to total assets . . . . .           (5)%       (22)%        (15)%         (2)%         33%          33%
Ratio of interest-earning
 assets to interest-bearing
 liabilities . . . . . . .            71%         27%        156%         516%         795%         152%
Ratio of cumulative gap to
 total assets. . . . . . .            (5)%       (22)%       (15)%         (2)%         33%          33%
Interest sensitivity gap to
 total rate sensitive
 assets. . . . . . . . . .           (42)%      (270)%        36%          81%          87%          34%
Ratio of cumulative gap to
 total rate sensitive
 assets. . . . . . . . . .           (42)%      (118)%       (37)%         (4)%         34%          34%

                                                      -10-

Rate/Volume Analysis

     The Savings Bank's analysis of its interest-rate sensitivity, as illustrated in the preceding table, incorporates certain assumptions regarding the amortization of loans and other interest-earning assets and the withdrawal of deposits. The Savings Bank's interest-rate sensitivity analysis, as illustrated in the foregoing table, could vary substantially if different assumptions were used or if actual experience differs from the assumptions used. The assumptions used in preparing the table are based on market loan prepayment rates and market deposit decay rates observed by the FHLB-Atlanta on or about June 30, 1997. The Savings Bank believes that the FHLB-Atlanta assumptions are a realistic representation of its own portfolio.

     Net Portfolio Value and Net Interest Income Analysis. In addition to the interest rate gap analysis as discussed above, management monitors the Savings Bank's interest rate sensitivity through the use of a model which estimates the change in NPV (net portfolio value) and net interest income in response to a range of assumed changes in market interest rates. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet items. The model estimates the effect on the Savings Bank's NPV and net interest income of instantaneous and permanent 200 and 400 basis point increases and decreases in market interest rates. The Savings Bank's Board of Directors has established maximum acceptable decreases in NPV and net interest income for the various rate scenarios. The following information is presented as of June 30, 1997.

          Change in                      Net Portfolio Value
       Interest Rates        ---------------------------------------------
      in Basis Points
       (Rate Shock)          Amount      $ Change      % Change      Limit
      ---------------        ------      --------      --------      -----
                                         (Dollars in thousands)

           400              $ 7,273      $(3,778)        (34)%        110%
           200                9,229       (1,822)        (16)          60
             0               11,051           --          --           --
          (200)              12,035          984           9           65
          (400)              12,880        1,829          16          130

     Interest Rate Sensitivity of Net Portfolio Value. The table below measures interest rate risk by estimating the change in market value of the Savings Bank's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). The model first estimates the level of the Savings Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Savings Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Savings Bank's exposure to interest rate risk. The data presented is as of June 30, 1997.

                              -400      -200                +200      +400
                              Basis     Basis     No        Basis     Basis
                              Points    Points    Change    Points    Points
                              ------    ------    ------    ------    ------
                                           (Dollars in thousands)
ASSETS
Mortgage loans . . . . . .   $ 30,694  $ 29,449  $ 27,995  $ 25,775  $ 23,475
Non-mortgage loans . . . .        126       126       126       126       126
Cash, deposits and
 securities. . . . . . . .      2,197     2,152     2,107     2,062     2,018
Nonperforming loans and
 real estate . . . . . . .        535       517       496       464       431
Premises and equipment . .         65        65        65        65        65
Other assets . . . . . . .        587       586       585       583       580
                             --------  --------  --------  --------  --------

TOTAL ASSETS . . . . . . .   $ 34,204  $ 32,895  $ 31,374  $ 29,075  $ 26,695
                             ========  ========  ========  ========  ========

LIABILITIES
Deposits . . . . . . . . .   $ 18,194  $ 17,912  $ 17,524  $ 17,143  $ 16,791
Borrowings . . . . . . . .      2,117     1,932     1,773     1,634     1,512
Other liabilities. . . . .      1,035     1,035     1,035     1,035     1,035
                             --------  --------  --------  --------  --------

TOTAL LIABILITIES. . . . .   $ 21,346  $ 20,879  $ 20,332  $ 19,812  $ 19,338
                             ========  ========  ========  ========  ========

Net portfolio value. . . .   $ 12,858  $ 12,016  $ 11,042  $  9,263  $  7,357


Percent change . . . . . .         16%        9%       --       (16)%     (33)%

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions management may undertake in response to changes in interest rates.

     In the event of a 200 basis point decrease in interest rates, the Savings Bank would be expected to experience an 8.9% increase in NPV and a .95% increase in net interest income. In the event of a 200 basis point increase in interest rates, a 16.5% decrease in NPV and a 6.04% decrease in net interest income would be expected. Based upon the modelling described above, the Savings Bank's asset and liability structure results in increases in NPV and in net interest income in a declining interest rate scenario and decreases in NPV and in net interest income in a rising interest rate scenario. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Liquidity and Capital Resources

     The Savings Bank's primary sources of funds are customer deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activity of the Savings Bank is the origination of fixed-rate mortgage loans. During the years ended June 30, 1996 and 1997 and the Savings Bank originated mortgage loans in the amounts of $5.9 million and $10.4 million, respectively. Other investing activities include the purchase of overnight deposits.

     The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1996 and 1997, the Savings Bank used its liquidity primarily to fund deposit withdrawals and loan originations.

     From June 30, 1996 to June 30, 1997, deposits at the Savings Bank decreased from $20.3 million to $17.7 million. Management believes that deposits decreased during this period as a result of large certificate of deposit withdrawals for estate payout, movement of deposits to trust accounts at other institutions, and general movement of deposits to other investment vehicles. Because of its high level of liquidity, the Savings Bank does not believe that a moderate decrease in deposits will have a significant impact on its financial condition and results of operations. However, the Savings Bank plans to develop strategies to attract new deposits.

     At June 30, 1997, certificates of deposit amounted to $14.1 million, or 79.9%, of the Savings Bank's total deposits, including $10.9 million which were scheduled to mature by June 30, 1998. Historically, the Savings Bank has been able to retain a significant amount of its maturing deposits. Management of the Savings Bank believes it can adjust the interest rates of savings certificates to retain deposits in changing interest rate environments.

     The Savings Bank is required to maintain specific amounts of capital pursuant to FDIC requirements. As of June 30, 1997, the Savings Bank was in compliance with all regulatory capital requirements which were effective as of such date with a Tier 1 leverage capital ratio of 34.5%.

Impact of New Accounting Pronouncements

     Accounting for Stock-Based Compensation. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. At June 30, 1997, the Company did not have any stock-based compensation plans in effect that required reporting under SFAS No. 123.

Effect of Inflation and Changing Prices

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                                CRISP
                                 CH
                               HUGHES
                        ---- & CO., L.L.P. ----
              CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS



                    - Independent Auditors' Report -



Board of Directors
Mitchell Bancorp, Inc. and Subsidiary
Spruce Pine, North Carolina


We have audited the accompanying consolidated balance sheets of Mitchell Bancorp, Inc. and Subsidiary ("Company") as of June 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitchell Bancorp, Inc. and Subsidiary as of June 30, 1996 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/CRISP, HUGHES & CO., L.L.P.
CRISP, HUGHES & CO., L.L.P.
Asheville, North Carolina
August 7, 1997







    32 Orange Street - P.O. Box 3049 - Asheville, North Carolina 28802 -
                  (704) 254-2254 - FAX (704) 254-6859
     Other Offices:  Boone, Burnsville, Sylvia, NC and Greenville, SC

   Member of The American Institute of Certified Public Accountants, The Continental Association of CPA Firms, Inc. The Intercontinental Accounting
  Associates and The North Carolina and South Carolina Associates of CPAs

                     MITCHELL BANCORP, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets
                      (in thousands, except share data)

                                                            June 30,
                                                  -----------------------------
        Assets                                        1996           1997
        ------                                        ----           ----

Cash on hand                                      $       133   $       211
Interest earning deposits                              11,996         3,395
Investment securities:
  Available for sale (amortized cost of $13
   in 1996 and 1997)                                      285           467
Loans receivable, net                                  23,568        28,203
Real estate owned                                          84            91
Premises and equipment, net                                70            65
Federal Home Loan Bank stock                              291           291
Accrued interest receivable                                 5             7
Deferred income taxes                                     230           164
Prepaid expenses and other assets                         114           165
                                                   ----------    ----------
      Total assets                                $    36,776   $    33,059
                                                   ==========    ==========

  Liabilities and Stockholders' Equity
  ------------------------------------

Deposits                                          $    20,346   $    17,672
Accounts payable--conversion cost                         347             -
Stock oversubscription                                    523             -
Accrued interest payable                                   60            63
Accrued expenses and other liabilities                    818           845
Current income taxes payable                               48           154
                                                   ----------    ----------
      Total liabilities                                22,142        18,734
                                                   ----------    ----------

Stockholders' equity:
  Preferred stock ($.01  par
   value, 500,000 shares authorized;
   none outstanding)                                        -             -
  Common stock ($.01 par value,
   3,000,000 shares authorized;
   979,897 issued; 979,897 and
   930,902 shares outstanding at
   June 30, 1996 and 1997, respectively)                   10            10
  Paid-in capital                                       9,204         9,225
  Retained earnings, substantially restricted           6,038         6,329
  Treasury stock, at cost (48,995 shares at                 -          (784)
   June 30,1997)
  Unrealized gain on securities available for
   sale, net of income taxes                              166           277
  Unearned compensation:
   Employee stock ownership plan                         (784)         (732)
                                                   ----------    ----------
      Total stockholders' equity                       14,634        14,325
                                                   ----------    ----------
      Total liabilities and stockholders' equity  $    36,776   $    33,059
                                                   ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     MITCHELL BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Income
                    (in thousands, except per share data)

                                                     For Years Ended June 30,
                                                  -----------------------------
                                                      1996           1997
                                                      ----           ----
Interest income:

  Loans                                           $     2,006   $     2,257
  Investments                                              25            27
  Interest earning deposits                               240           375
                                                   ----------    ----------
      Total interest income                             2,271         2,659

Interest expense:
  Deposits                                              1,161           975
                                                   ----------    ----------
      Net interest income                               1,110         1,684

Provision for loan losses                                  60            24
                                                   ----------    ----------
      Net interest income after provision for
        loan losses                                     1,050         1,660

Non-interest income:
  Gain on real estate owned                                 2             3
  Other                                                     4             4
                                                   ----------    ----------
      Total non-interest income                             6             7
                                                   ----------    ----------

Non-interest expenses:
  Compensation                                            269           318
  Other employee benefits                                 435           159
  Net occupancy expense                                    27            27
  Deposit insurance premiums                               48           155
  Data processing                                          28            27
  Provision for real estate losses                         10             -
  Other                                                   113           221
                                                   ----------    ----------
      Total non-interest expenses                         930           907
                                                   ----------    ----------

      Income before income taxes                          126           760
Income tax expense                                         35           289
                                                   ----------    ----------
      Net income                                  $        91   $       471
                                                   ==========    ==========
Net income per common share                               N/A   $        .53



The accompanying notes are an integral part of these consolidated financial statements.

                      MITCHELL BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)
                                                    Unreal-
                                                    ized     Unearned
                                                    Gain on  Compen-
            Common   Paid-In   Retained   Treasury  Secur-   sation
             Stock   Capital   Earnings     Stock   ities    for ESOP   Total
             -----   -------   --------     -----   -------  --------   -----
Balance at
 June 30,  $     -   $     -   $ 5,947    $    -   $   131   $     -   $ 6,078
 1995

Net income       -         -        91         -         -         -        91

Unrealized
 gain on
 securities
 available
 for sale,
 net of
 income
 taxes           -         -         -         -        35         -        35

Sale of
 common
 stock
  (979,897
  shares)       10     9,204         -         -         -      (784)    8,430
          --------  --------  --------  --------  --------  --------  --------

Balance
 at June
 30,           10      9,204     6,038         -       166      (784)   14,634
 1996


Net income      -         -        471         -         -         -       471

Dividends
 paid
 ($.20          -         -       (180)        -         -         -      (180)
 per share)

Unrealized
 gain on
 securities
 available
 for sale,
 net of
 income
 taxes           -         -         -         -       111         -       111

Earned           -        21         -         -         -        52        73
 compen-
 sation--
 ESOP

Repurchase
 of common
 stock
 (48,995
 shares)         -         -         -      (784)       -         -       (784)
          --------  --------  --------  -------- --------  --------   --------
Balance
 at June
 30,      $     10  $  9,225  $  6,329  $   (784)$    277  $   (732)  $  14,325
 1997     ========  ========  ========  ======== ========  ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                     MITCHELL BANCORP, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                        Years Ended June 30,
                                                       ------------------------
                                                          1996        1997
                                                          ----        ----
Operating activities:
  Net income                                           $       91   $     471
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                               11          11
    Provision for loan losses                                  60          24
    Provision for losses on real estate                        10           -
    Amortization of ESOP compensation                           -          73
    Increase (decrease) in reserve for uncollected             36          11
      interest
    Deferred income taxes (benefit)                          (153)         (5)
    Net increase in deferred loan fees                          8          36
    Gain on real estate owned                                  (2)         (3)
    (Increase) decrease in accrued interest receivable          -           2
    (Increase) decrease in prepaid expenses and other          (5)        (27)
      assets
    Increase (decrease) in accrued interest payable           (13)          3
    Increase in accrued expenses and other liabilities        361         133
                                                         --------    --------
         Net cash provided by operating activities            404         729
                                                         --------    --------

Investing activities:
  Net increase in loans                                    (1,193)     (4,714)
  Purchase of premises and equipment                           (7)         (6)
  Proceeds from sale of real estate owned                       3           -
  Investment in life insurance cash surrender value           (25)        (24)
                                                         --------    ---------
      Net cash used by investing activities                (1,222)     (4,744)
                                                         --------    ---------
Financing activities:
  Net decrease in deposits                                   (594)     (2,674)
  Proceeds from sale of common stock                        8,430           -
  Repurchase of common stock                                    -        (784)
  Dividends paid                                                -        (180)
  Proceeds (repayment) from stock oversubscriptions           523        (523)
  Accrued (paid) conversion cost                              347        (347)
                                                         --------    ---------
      Net cash provided (used) by financing activities      8,706      (4,508)
                                                         --------    ---------
      Increase (decrease) in cash and cash equivalents      7,888      (8,523)

Cash and cash equivalents at beginning of year              4,241      12,129
                                                         --------    --------
Cash and cash equivalents at end of year                $  12,129   $   3,606
                                                         ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest                                            $   1,174   $     972
   Income taxes                                              147         196
                                                        ========    ========
  Noncash transactions:
   Real estate acquired in satisfaction of mortgage    $      17   $      74
    loans
   Loans to facilitate sale of real estate owned              33          70
   Unrealized  gain on securities available for sale,
     net of deferred tax  liability of $21 and $71
      in 1996 and 1997, respectively                          35         111
                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                      MITCHELL BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1997
                         (tabular amounts in thousands)

1.    Organization
      ------------

Mitchell Bancorp, Inc. ("Bancorp") is a bank holding company organized in February 1996 to become the holding company for Mitchell Savings Bank, Inc. S.S.B. ("Savings Bank"). Bancorp became the holding company of the Savings Bank upon the conversion of the Savings Bank from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (see Note
14).

Mitchell Mortgage and Investment Co., Inc. ("MMI") is wholly owned by the Savings Bank. MMI was organized in September of 1980 and has had no significant business activity.

Bancorp, Savings Bank, and MMI are herein collectively referred to as the "Company".

2.    Summary of Significant Accounting Policies
      ------------------------------------------

The following is a description of the more significant accounting and reporting policies which the Company follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation - The accompanying consolidated financial
---------------------------
statements include the accounts of Bancorp, Savings Bank, and MMI. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates - The preparation of consolidated financial statements in
---------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loans Receivable - Loans receivable are carried at their unpaid principal
----------------
balance less, where applicable, undisbursed funds, net deferred loan fees, and allowance for losses. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Interest accrual is discontinued when a loan becomes 90 days delinquent unless, in management's opinion, the loan is well secured and in process of collection. Interest income on impaired loans is

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

subsequently recognized on a cash basis, until such time that, in management's opinion, the borrower will be able to meet payments as they become due.

The Savings Bank's policy on single-family mortgage loans is to lend within its primary market area which is defined as Mitchell County and the surrounding counties in Western North Carolina. It is the Savings Bank's general policy to limit an individual single-family mortgage loan to 80% of the appraised value of the property securing the loan.

The Savings Bank's multi-family and commercial real estate loans consist of properties located in its primary market. The general policy is to limit loans on multi-family residential complexes and commercial real estate to 50% of the appraised value of the property securing the loan.

Loan Origination Fees - Loan fees result from the Savings Bank
---------------------
originating mortgage loans. Such fees and certain direct incremental costs related to origination of such loans are deferred ("net deferred loan fees") and reflected as a reduction of the carrying value of mortgage loans. The net deferred fees (or costs) are amortized using the interest method over the contractual lives of the loans. Unamortized net deferred loan fees on loans sold prior to maturity are credited to income at the time of sale.

Investment Securities - All of the Company's investments which consist
---------------------
solely of FHLMC stock have been identified as available for sale and recorded at market value. The unrealized gains are reported as a component of stockholders' equity. Gains or losses on sales of securities available for sale are based on the specific identification method.

Premises and Equipment - Premises and equipment are carried at cost less
----------------------
accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives. The cost of maintenance and repairs is charged to expense as incurred while expenditures which materially increase property lives are capitalized.

Federal Home Loan Bank Stock - Investment in stock of a Federal Home Loan
----------------------------
Bank is required by law of every federally insured savings and loan or savings bank. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value.

Real Estate Owned - Real estate acquired through, or in lieu of, loan
-----------------
foreclosure is carried at the lower of fair value minus estimated costs to sell or cost, which is redefined as the fair value at the time of foreclosure. If fair value minus estimated costs to sell is less than cost, a valuation allowance is recognized. If the fair value less estimated costs to sell subsequently increases, the valuation allowance is reduced, but not below zero. Increases or decreases in the valuation allowance are charged or credited to income. Gains on sales of real estate owned are deferred to the extent that gains are not received in cash. Deferred gains are taken into income in the same ratio as the loan balances are reduced.

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

Income Taxes - The Company utilizes the liability method of computing
------------
income taxes. Under the liability method, deferred tax liabilities and assets are established for future tax return effects of temporary differences between the stated value of assets and liabilities for financial reporting purposes and their tax basis. The focus is on accruing the appropriate balance sheet deferred tax amount, with the statement of earnings effect being the result of changes in balance sheet amounts from period to period. Current income tax expense is provided based upon the actual tax liability incurred for tax return purposes.

Cash Flow Information - As presented in the consolidated statements of
---------------------
cash flows, cash and cash equivalents include cash on hand and interest-earning deposits.

Earnings Per Share - Earnings per share is computed based on weighted
------------------
average number of shares for common stock and common stock equivalents assumed to be outstanding during the period. Unreleased ESOP shares are not considered outstanding for the earnings per share computations. Earnings per share for 1996 was not calculated as no shares were outstanding during the year ending June 30, 1996. There were no dilutive common stock equivalents outstanding during 1997.

2.    Loans Receivable
      ----------------

Loans receivable are summarized as follows:

                                                             June 30,
                                                    ---------------------------
                                                        1996         1997
                                                        ----         ----
         Real estate mortgage loans:
          One-to-four family residential            $    19,751  $    23,909
          Commercial real estate                          2,810        3,661
          Multi-family residential                          157           20
          Land                                            1,078        1,013
                                                     ----------   ----------
             Total real estate loans                     23,796       28,603

         Consumer loans:
          Loans secured by deposit accounts                 154          126
                                                     ----------   ----------
             Total loans                                 23,950       28,729
                                                     ----------   ----------

         Less:
          Undisbursed portion of loans in process           (62)        (135)
          Allowance for loan losses                        (152)        (176)
          Deferred loan fees                               (124)        (160)
          Reserve for uncollected interest                  (44)         (55)
                                                     ----------   ----------
                                                           (382)        (526)
                                                    $    23,568  $    28,203
                                                     ==========   ==========

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

At June 30, 1996 and 1997 loans which were contractually past due ninety days or more totaled approximately $834,000 and $581,000, respectively. All of these loans would be categorized as homogeneous loans and therefore excluded from consideration for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 114. The Savings Bank had no loans considered impaired as defined under SFAS No. 114 for 1996 and 1997. A summary of the activity in the allowance for loan losses is summarized as follows:

                                                       Years Ended June 30,
                                                   ---------------------------
                                                        1996         1997
                                                        ----         ----
         Beginning balance                          $        92  $       152
         Provision for losses charged to income              60           24
                                                     ----------   ----------
         Ending balance                             $       152  $       176
                                                     ==========   ==========


Management of the Savings Bank believes that its allowances for losses on its loan portfolio are adequate. However, the estimates used by management in determining the adequacy of such allowances are susceptible to significant changes due primarily to changes in economic and market conditions. In addition, various regulatory agencies periodically review the Savings Bank's allowance for losses as an integral part of their examination processes. Such agencies may require the Savings Bank to recognize additions to the allowances based on their judgments of information available to them at the time of their examinations.

3.    Real Estate Owned
      -----------------

Real estate owned is summarized as follows:

                                                             June 30,
                                                  ---------------------------
                                                        1996         1997
                                                        ----         ----

         One-to-four family residential             $        52  $      91
         Commercial real estate                              47          -
         Allowance for losses on real estate                (15)         -
                                                     ----------   --------
                                                    $        84  $      91
                                                     ==========   ========

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

A summary of activity in the valuation allowance for losses on real estate is summarized as follows:

                                                       Years Ended June 30,
                                                   ---------------------------
                                                        1996         1997
                                                        ----         ----
         Beginning balance                          $        5   $      15
         Chargeoffs                                          -         (15)
         Provision for losses charged to income             10           -
                                                     ---------    --------

         Ending balance                             $       15   $       -
                                                     =========    ========

4.    Premises and Equipment
      ----------------------

Premises and equipment is summarized as follows:

                                                             June 30,
                                                    ---------------------------
                                                        1996         1997
                                                        ----         ----

         Land                                       $        16  $        16
         Office building and improvements                    83           84
         Furniture and equipment                            186          191
                                                     ----------   ----------
                                                            285          291
         Less accumulated depreciation                      215          226
                                                     ----------   ----------

                                                    $        70  $        65
                                                     ==========   ==========

5.    Deposits
      --------

Deposits are summarized as follows:

                                                   JUNE 30,
                             --------------------------------------------------
                                      1996                      1997
                             ------------------------  ------------------------
                               Weighted                  Weighted
                               Average                   Average
                                Rage       Amount         Rage       Amount
                                ----       ------         ----       ------

         Passbook                2.50%   $    2,184        2.25%   $    2,117
         Money market            3.02%        1,581        2.87%        1,443
         Certificates of         5.93%       16,581        5.78%       14,112
          deposit                         ---------                 ---------
           Total deposits
                                         $   20,346                $   17,672
                                          =========                 =========

         Weighted average cost of             5.33%                     5.12%
          deposits                            ====                      ====

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

Contractual maturities of certificates of deposit are as follows:

                                                             June 30,
                                                    ---------------------------
                                                        1996         1997
                                                        ----         ----
         12 months or less                          $    12,257  $    10,917
         1-2 years                                        2,456        1,947
         2-3 years                                        1,359          738
         3-5 years                                          509          510
                                                     ----------   ----------
                                                    $    16,581  $    14,112
                                                     ==========   ==========

Interest expense on deposits is summarized as follows:

                                                       Years Ended June 30,
                                                    ---------------------------
                                                        1996         1997
                                                        ----         ----
         Passbook                                   $        66  $        60
         Money market                                        50           46
         Certificates of deposit                          1,045          869
                                                     ----------   ----------

                                                    $     1,161  $       975
                                                     ==========   ==========

Certificates of deposit with balances of $100,000 or more totaled approximately $5,052,000 and $3,891,000 at June 30, 1996 and 1997, respectively.

6.    Income Taxes
      ------------

The components of income tax expense (benefit) are as follows:

                                                       Years Ended June 30,
                                                    ---------------------------
                                                        1996         1997
                                                        ----         ----

         Current                                    $       188  $       294
         Deferred (benefit)                                (153)          (5)
                                                     ----------   ----------
             Total                                  $        35  $       289
                                                     ==========   ==========

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

                                                       Years Ended June 30,
                                                    ---------------------------
                                                        1996         1997
                                                        ----         ----

         Computed income tax expense                $        43  $       259
         Increase (decrease) resulting from:
          State income tax net of federal tax                (6)          22
          benefits

          Other                                              (2)           8
                                                     ----------   ----------
         Actual income tax expense                  $        35  $       289
                                                     ==========   ==========

The components of the net deferred income tax assets are as follows:

                                                             June 30,
                                                    ---------------------------
                                                        1996         1997
                                                        ----         ----

         Deferred tax assets, principally deferred
          compensation expenses                     $       396  $     402
         Valuation allowance                                -            -
                                                     ----------   --------
                                                            396        402
         Deferred tax liabilities, principally
          unrealized gain on securities available
          for sale                                          166        238
                                                     ----------   --------
             Net deferred income tax asset          $       230  $     164
                                                     ==========   ========

The Savings Bank's annual addition to its reserve for bad debts allowed under the Internal Revenue Code may differ significantly from the bad debt experience used for financial statement purposes. Such bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserves are used for purposes other than to absorb bad debt losses. Since the Savings Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided on the amount of bad debt reserves for tax purposes that arose in tax years beginning before December 31, 1987, in accordance with SFAS No. 109. Therefore, retained income at June 30, 1996 and 1997, includes approximately $1.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

7.    Pension Plan
      ------------

The Company has a defined benefit pension plan covering all full-time employees over the age of twenty and one-half who have completed six months of continuous employment.

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

The following is a summary of the components of pension cost:

                                                       Years Ended June 30,
                                                    ---------------------------
                                                        1996         1997
                                                        ----         ----

         Service cost--benefits earned during the   $         7  $        16
           year

         Interest cost on projected benefit                  10           14
           obligation

         Actual return on plan assets                        (7)         (10)
         Net amortization of initial transition
           liability and deferral of subsequent
             gains under SFAS No. 87                          1            1
         Net amortization of loss not reflected in
           market related value                               1            3
                                                     ----------   ----------
                                                    $        12  $        24
                                                     ==========   ==========

      A summary of the plan's funding status is as follows:

                                                             June 30,
                                                    ---------------------------
                                                        1996         1997
                                                        ----         ----

         Actuarial present value of benefit obligations:

          Vested benefits                           $       123  $       138
          Non-vested benefits                               -              1
                                                     ----------   ----------
             Accumulated benefit obligation         $       123  $       139
                                                     ==========   ==========

         Projected benefit obligations for services
          rendered to date                          $       136  $       207
         Plan assets at fair value, primarily cash
          and contracts with insurance companies            101          135
                                                     ----------   ----------
         Deficit of plan assets over projected
          benefit obligations                                35           72
         Unrecognized transition asset                      (20)         (19)
         Minimum liability adjustment                        38           25
         Unrecognized net loss                              (30)         (74)
                                                     ----------   ----------
             Accrued pension expense                $        23  $         4
                                                     ==========   ==========

The weighted average discount rate and rate of increase in future compensation levels in determining the actuarial present value of the projected benefit obligation for 1996 and 1997 were 5% and 8%. The expected long-term rate of return on assets was 8%.

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

8.    Compensation Benefit Agreements
      -------------------------------

The Savings Bank has established nonqualified compensation agreements with its directors providing for fixed benefits payable monthly over a ten year period. The benefits are payable to those directors beginning upon attainment of age 62 or, in the event of their death, to their designated beneficiary. The expense before income tax effect associated with these agreements was approximately $12,000 and $17,000 for the years ending June 30, 1996 and 1997, respectively.

The Savings Bank also has established nonqualified compensation agreements with certain key executives providing for benefits payable monthly over a ten year period beginning at retirement and to their designated beneficiary in the event of death. The expense before income tax effect recognized on these agreements was approximately $273,000 and $84,000 for the years ending June 30, 1996 and 1997, respectively.

The Company has purchased life insurance contracts with respect to directors and key executives covered by these agreements. The Company is the owner and beneficiary of the insurance contracts. The directors and key executives are general creditors of the Company with respect to these benefits. The cash surrender value of the Company-owned life insurance is reflected in other assets on the accompanying consolidated balance sheets. The liability for the benefits have been accrued at the balance sheet dates at the net present value of the expected benefits. Annual expense is based on the increase in the present value of expected future benefits.

9.    Postretirement Benefits Other Than Pensions
      -------------------------------------------

Effective December 31, 1995, the Company adopted an unfunded postretirement health care benefit plan covering certain executive officers and their spouses for life beginning at their date of retirement. The Company plans to provide health insurance coverage under their existing group plan for these retirees. The benefits are recordedin accordance with SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions". Under SFAS No. 106, the Company is required to accrue the estimated cost of retiree benefit payments during the employee's active service period. Based on the full eligibility of the covered executive officers, the Company has accrued the expected postretirement benefit obligation of approximately $73,000 at June 30, 1996 and 1997. This liability consists entirely of unrecognized prior service cost.

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

10.   Employment and Change of Control Agreements
      -------------------------------------------

The Company entered into three year employment agreements with certain key officers which may be extended by the Board for an additional year at each anniversary date so that the remaining terms shall be three years. The agreements provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the employers. The severance payments will equal 2.99 times the executive officer's average annual compensation during the preceding five years. The employment agreements provide for termination by the Company for just cause at any time. The Company has not accrued any benefits under these postemployment agreements.

11.   Regulatory Matters
      ------------------

The Savings Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Company ("FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off- balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, the Savings Bank is subject to a North Carolina Savings Institution (State) capital requirement of at least 5% of total assets.

Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets ( as defined). Management believes, as of June 30, 1997, that the Savings Bank meet all capital adequacy requirements to which it is subject.

As of June 30, 1997, the most recent notification from the FDIC categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Savings Bank must maintain minimum total risked-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or event since the notification that management believes have changed the Savings Bank's category.

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

Following are the required and actual capital amounts and ratios for the Savings Bank:

                                                                 TO BE WELL
                                                                 CAPITALIZED
                                                                   UNDER
                                                                   PROMPT
                                                                 CORRECTIVE
                                              FOR CAPITAL          ACTION
                             ACTUAL         ADEQUACY PURPOSES    PROVISIONS
                         -----------------  -----------------   --------------
                           AMOUNT   RATIO    AMOUNT   RATIO     AMOUNT   RATIO
                           ------   -----    ------   -----     ------   -----
As of June 30, 1997:
 Tier 1 Capital (to
  average assets)         $10,328    34.5%   $ 1,198   >4.0%   $  1,497   >5%
                                                       -
 Tier 1 Capital (to risk-
  weighted assets)        $10,328    56.9%   $   726   >4.0%   $    907   >6%
                                                       -
 Total Capital (to risk-
  weighted assets)        $10,504    57.9%   $ 1,451   >8.0%   $  1,814  >10%
                                                       -                 -
As of June 30, 1996:
 Tier 1  Capital (to
  average assets)         $ 9,862    29.9%   $ 1,757   >4.0%   $  2,197   >5%
                                                       -                  -
 Tier 1 Capital (to risk-
  weighted assets)        $ 9,862    71.6%   $   551   >4.0%   $    827   >6%
 Total Capital (to risk-
  weighted assets)        $10,014    72.7%   $ 1,101   >8.0%   $  1,376  >10%
                                                       -                 -

12.   Financial Instruments with Off-Balance-Sheet Risk
      -------------------------------------------------

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

The Company had outstanding commitments to originate fixed rate mortgage loans of approximately $1,512,000 and $563,000 at June 30, 1996 and 1997,
respectively. The commitments to originate loans at June 30, 1996, had interest rates ranging from 7.75% to 8.00% with terms ranging from 15 to 16 years. The commitments to originate loans at June 30, 1997, had interest rates ranging from 8.00% to 8.50% with terms ranging from 15 to 16 years.

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

13.   Deposit Insurance Premiums
      --------------------------

The Savings Bank recorded an expense in 1997 for the one-time special assessment levied by the omnibus appropriation bill to recapitalize the Savings Association Insurance Fund (SAIF). The special assessment for deposit insurance premiums of approximately $137,000 has been reflected in income for the year ending June 30, 1997, with an after tax impact on net income of approximately $87,000. Effective January 1, 1997, the Savings Bank began paying reduced premium assessments in accordance with the new SAIF assessment schedule.

14.   Stockholders' Equity
      --------------------

Bancorp was incorporated under North Carolina law in February 1996 to acquire and hold all the outstanding common stock of the Savings Bank, as part of the Savings Bank's conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. In connection with the conversion which was consummated on July 12, 1996, Bancorp issued and sold 979,897 shares of common stock at a price of $10.00 per share for total net proceeds of approximately $9.2 million after conversion expenses of approximately $585,000. Bancorp retained one-half of the net proceeds and used the remaining net proceeds to purchase the newly issued capital stock of the Savings Bank. The net conversion proceeds of approximately $9.2 million and over-subscription proceeds of approximately $523,000 were held in withdrawable accounts at the Savings Bank at June 30, 1996. Since, the conversion was essentially consummated prior June 30, 1996, the conversion was accounted for as being effective as of June 30, 1996, with the net conversion offering proceeds of approximately $9.2 million shown on the statements of stockholders' equity as proceeds from the sale of common stock and stock oversubscription proceeds of approximately $523,000 recorded as a liability. The oversubscription proceeds were refunded, with accrued interest, by July 12, 1996.

The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations.

At the time of conversion, the Savings Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest consolidated balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Savings Bank after conversion. In the event of a complete liquidation of the Savings Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

In January 1997, the stockholders ratified the approval of the 1996 stock option plan and the 1996 management recognition and development plan (MRP) to become effective in July 1997. The options and MRP shares, when granted under these plans, will be included in the computation of earnings per share and thus dilute the interest of existing stockholders.

15.   Employee Stock Ownership Plan
      -----------------------------

As part of the conversion discussed in Note 14, an Employee Stock Ownership Plan (ESOP) was established and the ESOP borrowed approximately $784,000 from Bancorp to purchase 78,391 shares of common stock issued by Bancorp. The loan will be repaid principally from the Savings Bank's discretionary contributions to the ESOP over a period of 15 years. On June 30, 1997, the loan had an outstanding balance of approximately $740,000 and an interest rate of 8.25%. The unearned compensation for unallocated shares is recorded as a reduction of the Company's stockholders' equity. Contributions to the ESOP and shares released from the suspense account are allocated to the participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service. Since Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expense is recognized to the extent of the fair value of shares committed to be released. No shares were release in 1996 and therefore no expense recognized. In 1997, compensation expense of approximately $73,000 was recorded for the release of 5,226 shares. At June 30, 1997, there remains 73,165 shares in suspense.

16.   Financial Instruments
      ---------------------

The approximate stated and estimated fair value of certain financial instruments are summarized below:

                                      1996                      1997
                             -----------------------  ------------------------
                               Stated     Estimated      Stated     Estimated
                               Amount    Fair Value      Amount    Fair Value
                               ------    ----------      ------    ----------

          Loans  receivable, $   23,568  $   23,860    $   28,203  $   27,950
           net                =========   =========     =========   =========

          Financial liabilities:
           Deposits:
            Demand deposits  $    3,765  $    3,765    $    3,560  $    3,560
            Certificates of
             deposit             16,581      16,761        14,112      14,130

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

Fair value approximates book value for the following financial instruments due to the short-term nature of the instruments: Cash, interest earning deposits, accrued interest receivable, accrued expenses and stock oversubscriptions.

Fair values for loans held for investment are estimated by segregating the portfolio by type of loan and discounting scheduled cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity.

Fair values for demand deposits with no fixed maturity date is equal to the carrying value. The fair value of certificates of deposit are estimated by discounting the amounts payable at the certificate rates using the rates currently offered for deposits of similar remaining maturities.

Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would affect significantly the estimates. Further, the fair value estimates were calculated as of June 30, 1996 and 1997. Changes in market interest rates and prepayment assumptions could change significantly the estimated fair value.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise value, loan servicing portfolio, real estate, deferred tax assets, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

17.   Parent Company Financial Information
      ------------------------------------

Condensed financial information at and as of June 30, 1996 and 1997, for Mitchell Bancorp, Inc. is presented and should be read in conjunction with the consolidated financial statements and the notes thereto:

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

                                                      June 30,      June 30,
          STATEMENTS OF FINANCIAL CONDITION             1996          1997
                                                        ----          ----

                Assets
                ------

          Cash and cash equivalents                 $     4,693   $     1,965
          Equity investment in net assets of             10,027        10,607
           savings bank

          Loans receivable                                  784         1,740
          Prepaid expenses and other assets                -               20
                                                     ----------    ----------
              Total assets                          $    15,504   $    14,332
                                                     ==========    ==========

          Liabilities and Stockholders' Equity
          ------------------------------------

          Stock oversubscriptions                   $       523      $      -
          Accrued conversion cost                           347             7
                                                     ----------    ----------
              Total liabilities                             870             7
                                                     ----------    ----------
          Stockholders' equity                           14,634        14,325
                                                     ----------    ----------
              Total liabilities and stockholders'   $    15,504   $    14,332
               equity                                ==========    ==========


                                                                   For the
                                                                 Period Ended
                                                                   June 30,
         Statement of Income                                         1997
                                                                     ----

         Interest income                                         $       228
         Non-interest expenses                                          (109)
         Income taxes                                                    (42)
         Equity in undistributed income of savings bank                  394
                                                                  ----------
         Net income                                              $       471
                                                                  ==========

There was no income or expense for the period ending June 30, 1996. No dividends have been paid from the Savings Bank to the parent for the periods ending June 30, 1996 and 1997.

MITCHELL BANCORP, INC.
AND SUBSIDIARY                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

                                                      For the Period Ending
         STATEMENTS OF CASH FLOWS                            June 30,
                                                    ---------------------------
                                                        1996         1997
                                                        ----         ----
         Operating activities:
          Net income                                $      -     $       471
          Equity earnings of Savings Bank                  -            (394)
          Other, net                                       -             (15)
                                                     ----------   ----------
                                                           -              62
                                                     ----------   ----------
         Investing activities:
          Loan to savings bank                              -         (1,000)
          Repayments on loans receivable                    -             44
          Investment in savings bank                     (4,607)        -
                                                     ----------   ----------
             Net cash used by investing activities       (4,607)        (956)
                                                     ----------   ----------

         Financing activities:
          Proceeds from sale of common stock              8,430         -
          Repurchase of common stock                        -           (784)
          Dividends paid                                    -           (180)
          Proceeds from stock oversubscription              523         (523)
          Accrued conversion cost                           347         (347)
                                                     ----------   ----------
             Net cash provided by financing               9,300       (1,834)
              activities                             ----------   ----------

             Net increase in cash and cash                4,693       (2,728)
              equivalents

         Cash and cash equivalents at beginning of          -          4,693
          period                                     ----------   ----------

         Cash and cash equivalents at end of period $     4,693  $     1,965
                                                     ==========   ==========

                                    COMMON STOCK INFORMATION

      The common stock of Mitchell Bancorp is traded in the over-the counter market as reported on The Nasdaq Smallcap Market under the symbol "MBSP." As of September 2, 1997, there were approximately 311 shareholders of record.

      Declarations or payments of dividends will be subject to determination by the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Savings Bank to the Corporation. Under current North Carolina regulations, the Corporation could not declare or pay a cash dividend if the effect thereof would be to reduce its net worth to an amount which is less than the minimum required by the FDIC and the Administrator. In addition, for a period of five years after the consummation of the Conversion, the Corporation will be required, under existing regulations, to obtain the prior written approval of the Administrator before it can declare and pay a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) its net income for the most recent fiscal year, or (ii) the average of its net income after dividends for the most recent fiscal year and not more than two of the immediately preceding fiscal years, if applicable. No assurances can be given that dividends will continue.

     The stock prices shown below reflect the initial public offering ("IPO") price and the high and low prices by quarter as reported by The Nasdaq Stock Market from July 12, 1996, the initial offering date, through the year ended June 30, 1997.


                                                            Cash
                                   Market Price        Dividends Paid
                                  --------------
                                   High    Low            Per Share
                                   ----    ---         --------------


            IPO. . . . . . . . .  $10.00  $10.00          $ --
            September 30, 1996 .   12.75   10.125           --
            December 31, 1996. .   14.25   12.125           --
            March 31, 1997 . . .   16.00    13.75          .20
            June 30, 1997. . . .   16.75    15.25           --

                                    DIRECTORS AND OFFICERS

MITCHELL BANCORP, INC.                         MITCHELL SAVINGS BANK, INC., SSB

Calvin F. Hall                               Calvin F. Hall
President and Director of the Company.         President of the Savings Bank.
President and an agent of Fortner              President and an agent of
Insurance Agency, Inc.                         Fortner Insurance Agency, Inc.

Edward Ballew, Jr.                             Edward Ballew, Jr.
Executive Vice President, Chief Executive      Executive Vice President, Chief
Officer and Director.                          Executive Officer and Director.

Emma Lee M. Wilson                             Emma Lee M. Wilson
Assistant Managing Officer, Secretary,         Assistant Managing Officer,
Treasurer and Director.                        Secretary, Treasurer and
                                               Director.

Baxter D. Johnson                              Baxter D. Johnson
Owner of Johnson Electric in Spruce Pine,      Owner of Johnson Electric in
North Carolina.                                Spruce Pine, North Carolina.

Lloyd Hise, Jr.                                Lloyd Hise, Jr.
Practicing attorney in Spruce Pine, North      Practicing attorney in Spruce
Carolina.                                      Pine, North Carolina.

Michael B. Thomas                              Michael B. Thomas
Salesman for Buck Stove, Inc., Spruce Pine,    Salesman for Buck Stove, Inc.,
North Carolina                                 Spruce Pine, North Carolina


                                    CORPORATE INFORMATION

Corporate Headquarters                         Transfer Agent

210 Oak Avenue                                 Registrar and Transfer Co.
Spruce Pine, North Carolina 28777              10 Commerce Drive
                                               Cranford, New Jersey 07016

Independent Auditors                           Common Stock

Crisp, Hughes & Co., LLP                       Traded Over-the-Counter/
Asheville, North Carolina                      Nasdaq Smallcap Market
                                               Nasdaq Symbol: MBSP

Special Counsel                                10-KSB Information

Breyer & Aguggia                               A copy of the Form 10-KSB will
Washington, D.C.                               be furnished without charge to
                                               shareholders of record upon
                                               written request to the
                                               Secretary, Mitchell Bancorp,
                                               Inc., 210 Oak Avenue, Spruce
                                               Pine, North Carolina  28777.


                                    ANNUAL MEETING

     The Annual Meeting of Shareholders will be held October 22, 1997, at 2:00 p.m., local time, at the main office of Mitchell Savings Bank, Inc., SSB located at 210 Oak Street, Spruce Pine, North Carolina.

                                    -37-
PAGE

                                    EXHIBIT 21

                          Subsidiaries of the Registrant



                                   Percentage                Jurisdiction or
Subsidiaries (1)                     Owned               State of Incorporation
----------------                   ----------            ----------------------

Mitchell Savings Bank, Inc., SSB      100%                   North Carolina



Mitchell Mortgage and Investment
 Co., Inc. (2)                        100%                   North Carolina

---------------------
(1) The operations of the Corporation's subsidiaries are included in the Corporation's consolidated financial statements.
(2)   Wholly-owned subsidiary of Mitchell Savings Bank, Inc., SSB.

                          EXHIBIT 23

                Consent of Independent Auditors
                                CRISP
                                 CH
                               HUGHES
                        ---- & CO., L.L.P. ----
              CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS




                     CONSENT OF INDEPENDENT AUDITORS

     We have issued our report dated August 7, 1997, accompanying the Consolidated Financial Statements included in the Annual Report of Mitchell Bancorp, Inc. on Form 10-KSB for the year ending June 30, 1997. We hereby consent to the incorporation by reference of said reports in the Registration Statement of Mitchell Bancorp, Inc. on Form S-8 (File No. 333-31253, effective July 14, 1997).


                                  /s/Crisp Hughes & Co., L.L.P.
                                  CRISP HUGHES & CO., L.L.P.

Asheville, North Carolina
September 23, 1997




    32 Orange Street - P.O. Box 3049 - Asheville, North Carolina 28802 -
                  (704) 254-2254 - FAX (704) 254-6859
     Other Offices:  Boone, Burnsville, Sylvia, NC and Greenville, SC

   Member of The American Institute of Certified Public Accountants, The Continental Association of CPA Firms, Inc. The Intercontinental Accounting
  Associates and The North Carolina and South Carolina Associates of CPAs