Form 10QSB
period 1997-09-30
MITCHELL BANCORP INC
filed 1997-11-12
CIK 1009873

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                         ---------------------------

                                 FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

      [   ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15  (d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________

                        Commission File Number 0-28446

                            MITCHELL BANCORP, INC.
                -------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           North Carolina                               56-1966011
----------------------------------        ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)              Number)


210 Oak Avenue, Spruce Pine, North Carolina                28777
---------------------------------------------            ----------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (704) 765-7324
                                                     --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X    Yes            No
------         ------

As of September 30, 1997, there were 930,902 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

       Yes        X   No
------         ------

                               MITCHELL BANCORP, INC.
                                   AND SUBSIDIARY

                             SPRUCE PINE, NORTH CAROLINA

                                        Index

PART I.                                                      PAGE(S)

FINANCIAL INFORMATION

ITEM 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of June 30, 1997
 and September 30, 1997..........................................3

Consolidated Statements of Income - (Unaudited) for the
  three month periods ended September 30, 1996 and 1997..........4

Consolidated Statements of Stockholders' Equity (unaudited)......5

Consolidated Statements of Cash Flows - (Unaudited) for the
  three months ended September 30, 1996 and 1997.................6

Notes to (Unaudited) Consolidated Financial Statements........7-10

ITEM 2.

Management's Discussion and Analysis of Financial Condition
  and Results of Operations..................................11-13

PART II.

OTHER INFORMATION

Item 1.  Legal
Proceedings.....................................................14

Item 2.  Changes in Securities..................................14

Item 3.  Defaults Upon Senior Securities........................14

Item 4.  Submission of Matters to a Vote of Security Holders....14

Item 5.  Other Information......................................15

Item 6.  Exhibits and Reports on Form 8-K.......................15

Signatures......................................................16

                     MITCHELL BANCORP, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets
                                  (Unaudited)
                       (in thousands except share data)

                                                    JUNE 30,    SEPTEMBER 30,

                                                  -----------------------------
        ASSETS                                        1997           1997
        ------                                        ----           ----

Cash on hand                                      $       211   $        35
Interest earning deposits in other banks                3,395         4,510
Investment securities:
  Available for sale (amortized cost of $13)              467           470
Loans receivable, net                                  28,203        28,791
Real estate owned                                          91            91
Premises and equipment, net                                65            63
Federal Home Loan Bank stock                              291           291
Accrued interest receivable                                 7             5
Deferred income taxes                                     164           141
Prepaid expenses and other assets                         165           194
                                                   ----------    ----------

      Total assets                                $    33,059   $    34,591
                                                   ==========    ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Deposits                                          $    17,672   $    19,172
Accrued interest payable                                   63            61
Accrued expenses and other liabilities                    845           887
Current income taxes payable                              154           168
                                                  -----------   -----------

      Total liabilities                                18,734        20,288
                                                   ----------    ----------

Stockholders' equity:

  Preferred stock  ($.01  par  value, 500,000               -             -
   shares authorized; none outstanding)

  Common stock ($.01 par value, 3,000,000 shares           10            10
   authorized; 979,987 shares issued; 930,902 shares outstanding,)

  Paid-in capital                                       9,225         9,234
  Retained earnings, substantially restricted           6,329         6,284
  Treasury stock, at cost (48,995 shares)                (784)         (784)
  Unrealized gain on securities available for
  sale, net of income taxes                               277           278
  Unearned compensation:
   Employee stock ownership plan                         (732)         (719)
                                                   -----------   -----------
      Total stockholders' equity                       14,325        14,303
                                                   ----------    ----------
      Total liabilities and stockholders' equity  $    33,059   $    34,591
                                                   ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     MITCHELL BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Income
                                 (Unaudited)
                    (in thousands, except per share data)

                                                     FOR THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  -----------------------------
                                                      1996           1997
                                                      ----           ----
Interest income:
  Loans                                           $       518   $        608
  Investments                                               6              7
  Interest earning deposits                               143             48
                                                   ----------    -----------
      Total interest income                               667            663

Interest expense:
  Deposits                                                274            235
                                                   ----------    -----------
      Net interest income                                 393            428

Provision for loan losses                                   6              6
                                                   -----------   -----------
      Net interest income after provision
        for loan losses                                   387            422

Non-interest income:
  Other                                                     1              1
                                                   ----------    -----------
      Total non-interest income                             1              1
                                                   ----------    -----------

Non-interest expenses:
  Compensation                                             78             88
  Other employee benefits                                  41             64
  Net occupancy expense                                     6              6
  Deposit insurance premiums                              150              3
  Data processing                                           7              7
  Other                                                    38             47
                                                   ----------    -----------
      Total non-interest expenses                         320            215
                                                   ----------    -----------

      Income before income taxes                           68            208

Income tax expense (benefit)                               24             83
                                                   ----------    -----------

      Net income                                  $        44   $        125
                                                   ==========    ===========


Weighted average common equivalent share                  902            860
outstanding:
      Net income per share                              $ .05          $ .15


The accompanying notes are an integral part of these consolidated financial statements.

                                    MITCHELL BANCORP, INC. AND SUBSIDIARY

                               Consolidated Statements of Stockholders' Equity
                                                    (Unaudited)
                                         (in thousands except share data)

                                                                           Unrealized   Unearned
                              Common     Paid-In    Retained    Treasury    Gain on   Compensation
                               Stock     Capital    Earnings      Stock    Securities   for ESOP      Total
                              ------     -------    --------    --------   ---------- -------------  -------
Balance at June 30, 1996        $10       $9,204     $6,038      $     -      $166       $(784)      $14,634

Net income                        -            -        471            -         -           -           471

Dividends paid ($.20 per share)   -            -       (180)           -         -           -          (180)

Unrealized  gain on  securities
 available for sale, net of
 of income taxes                  -            -          -            -       111           -           111

Repurchase of common stock
 (48,995 shares held in
 treasury)                        -            -          -         (784)        -           -          (784)

Compensation Earned - ESOP        -           21          -            -         -          52            73
                             ------      -------     ------       ------       ---        ----       -------

Balance at June 30, 1997         10        9,225      6,329        (784)       277        (732)       14,325

Net income                        -            -        125           -          -           -           125

Dividends paid ($.20 per share)   -            -       (170)          -          -           -          (170)

Unrealized  gain on  securities
 available for sale, net of
  income taxes                    -            -          -           -          1           -             1

Compensation Earned - ESOP        -            9          -           -          -          13            22
                             ------      -------     ------       ------       ---        ----       -------

Balance at September 30, 1997   $10       $9,234     $6,284        $(784)     $278       $(719)      $14,303
                             ======       ======     ======        =====      ====       =====       =======


The accompanying notes are an integral part of these consolidated financial statements.

                                                         5

                    MITCHELL BANCORP, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                        1996             1997
                                                        ----             ----
Operating activities:
  Net income                                         $      44       $     125

  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                              3               2
   Provision for loan losses                                 6               6
   Increase (decrease) in reserve for
    uncollected interest                                     8               2
   Deferred income taxes (benefit)                           -              21
   Net increase in deferred loan fees                       21               4
   Amortization of unearned compensation                    15              22
   (Increase)  decrease in prepaid  expenses
    and other assets                                       (78)            (25)
   Increase (decrease) in accrued interest payable          (9)             (2)
   Increase in accrued expenses and other liabilities      157              56
      Net cash provided by operating activities            167             211
Investing activities:
  Net increase in loans                                 (2,508)           (600)
  Purchase of premises and equipment                        (2)              -
  Investment in life insurance cash surrender value         (2)             (2)
      Net cash used by investing activities             (2,512)           (602)
                                                      ---------      ---------

Financing activities:
  Net increase (decrease) in deposits                   (1,158)          1,500
  Repayment of stock oversubscriptions                    (523)              -
  Payment of accrued conversion cost                      (347)              -
  Dividends paid                                             -            (170)
                                                     ---------       ---------
      Net cash provided (used) by financing
       activities                                       (2,028)          1,330
                                                     ---------       ---------
      Increase (decrease) in cash and cash equivalents  (4,373)            939

Cash and cash equivalents at beginning of period        12,129           3,606
                                                     ---------       ---------
Cash and cash equivalents at end of period           $   7,756       $   4,545
                                                     =========       =========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                                          $    283        $     276
   Income taxes                                             -                -

  Noncash transactions:
   Unrealized gain on securities available
    for sale, net of deferred tax liability          $     25        $       1


The accompanying notes are an integral part of these consolidated financial statements.

                            MITCHELL BANCORP, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Mitchell Bancorp, Inc.

   Mitchell Bancorp, Inc. ("Bancorp") was incorporated under the laws of the State of North Carolina for the purpose of becoming the savings and loan holding company of Mitchell Savings Bank, Inc. SSB (the "Savings Bank") in connection with the Savings Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank (the "Conversion"), pursuant to its Plan of Conversion. Bancorp commenced on May 8, 1996, a Subscription Offering of its shares in connection with the Conversion. On July 12, 1996, the Conversion was completed (see Note 4). The financial statements of the Savings Bank are presented on a consolidated basis with those of the Bancorp.

   The consolidated financial statements included herein are for the Bancorp, the Savings Bank and the Savings Bank's wholly owned subsidiary, Mitchell Mortgage and Investment Co. (MMI) herein collectively referrred to as the "Company". The impact of MMI on the consolidated financial statements is insignificant. MMI has no operating activity other than to own stock in a third-party service bureau used by the Savings Bank.

2. Basis of Preparation

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three month period ended September 30, 1997 is not necessarily indicative of the results which may be expected for the entire year.

   It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1997.

MITCHELL BANCORP, INC.                        Notes to Consolidated Financial
AND SUBSIDIARY                                Statements, Continued
-------------------------------------------------------------------------------

3. Earnings Per Share

   Earnings per share amounts for the three month periods ended September 30, 1996 and 1997, are based on the average number of shares outstanding throughout the periods. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation. Stock options are included as common stock equivalents, when dilutive, using the treasury stock method.

4. Stockholders' Equity

   In connection with the Conversion, which was consummated on July 12, 1996, the Bancorp issued and sold 979,897 shares of common stock at a price of $10.00 per share for total net proceeds of approximately $9.2 million after conversion expenses of approximately $585,000. Bancorp retained one-half of the net proceeds and used the remaining net proceeds to purchase the newly issued capital stock of the Savings Bank. Since the Conversion was essentially consummated prior July 12, 1996, the Conversion has been accounted for as being effective as of June 30, 1996 for financial reporting purposes.

   On January 29, 1997, the stockholders of the Company approved the Company's Stock Option Plan and Management Recognition Plan at the Company's annual meeting. Shares issued to directors and employees under these plans may be from authorized but unissued shares of common stock or they may be purchased in the open market. The Company had previously announced that it would repurchase 5% of its outstanding common stock to fund its approved Stock Option Plan and Management Recognition Plan. As of September 30, 1997, 48,995 shares of common stock had been repurchased.

   The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations.

   At the time of Conversion, the Savings Bank established a liquidation account in an amount equal to its retained income as reflected in the latest consolidated balance sheet used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Savings Bank after conversion. In the event of a complete liquidation of the Savings Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Bancorp's common stock.

5. Employee Stock Ownership Plan (ESOP)

   As part of the Conversion discussed in Note 4, an Employee Stock Ownership Plan (ESOP) was established for all employees who have attained the age of 21 and have been credited with

MITCHELL BANCORP, INC.                        Notes to Consolidated Financial
AND SUBSIDIARY                                Statements, Continued
-------------------------------------------------------------------------------

   at least 500 hours of service during a 12-month period. The ESOP borrowed approximately $784,000 from the Bancorp and used the funds to purchase 78,391 shares of common stock issued in the Conversion. The loan will be repaid principally from the Savings Bank's discretionary contributions to the ESOP over a period of 15 years. As of September 30, 1997, the loan had an outstanding balance of approximately $717,000 and an interest rate of 8.25%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expense is recognized to the extent of the fair value of shares committed to be released.

   For the three months ending September 30, 1996 and 1997, compensation related to the ESOP of approximately $15,000 and $22,000, respectively, was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At September 30, 1997, the ESOP had approximately 7,600 allocated shares and 70,791 unallocated shares.

   The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

6. Stock Based Compensation

   The Company granted and awarded on July 14, 1997 under its approved Stock Option Plan and Management Recognition Plan (MRP) 68,596 and 31,358 shares, respectively. The stock options were granted to employees and non-employee directors at an exercise price $16.375 per share. The shares awarded under the MRP plan will be earned and vested to the employees and non-employee directors over a five year period.

7. Deposit Insurance Assessment

   The Company was required to accrued a special assessment to recapitalize the Savings Association Insurance Fund (SAIF). The special SAIF assessment for deposit insurance premiums of approximately $137,000 has been reflected in operations for the three months ending September 30, 1996 with an after tax impact on net income of approximately $87,000.

MITCHELL BANCORP, INC.                        Notes to Consolidated Financial
AND SUBSIDIARY                                Statements, Continued
-------------------------------------------------------------------------------

   The assessment was collected in late November and effective January 1, 1997, the Company began paying reduced premium assessments in accordance with the new SAIF assessment schedule.

8. Tax Bad Debt Reserves

   With the repeal of the reserve method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995, the Savings Bank will have to recapture its post-1987 excess reserves over a six-year period. The amount of the post-1987 excess is approximately $55,000. The tax effect of this excess had been previously recorded as deferred income taxes and, therefore, will not have a material impact on income when recaptured.

9. Asset Quality

   At September 30, 1997, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) and real estate owned of approximately $779,000. Of the $688,000 of nonperforming loans, 44%, or $302,000, were the result of loan customers in Chapter 13 bankruptcy. As a percentage of net loans at September 30, 1997, nonperforming loans was 2.39%. Total nonperforming assets as a percent of total assets at September 30, 1997 was 2.25%.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND SEPTEMBER 30, 1997

The Company's total consolidated assets increases by approximately $1.5 million or 4.6% from $33 million at June 30, 1997 to $34.5 million at September 30, 1997. The increase in assets for the period was primarily attributable to the increase in new deposits.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1997 and September 30, 1997. Net loans increased $.5 million, or 2.0%. This increase resulted as the Company continued to originate loans to satisfy increased demand for fixed rate mortgage loans in the current low interest rate environment.

Consistent with its historical lending practices, virtually all of the Company's loan portfolio at September 30, 1997 consisted of fixed rate loans with maturities up to sixteen (16) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See "Liquidity and Capital Resources" discussion below.

Deposits increased $1.5 million or 8.5%, from $17.7 million at June 30, 1997 to $19.2 million at September 30, 1997. The increase in deposits was primarily attributable to the Company's ability to attract new funds for certicates of deposit accounts.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

NET INCOME. Net income increased $81,0000 or 184% from net income of $44,000 for the three months ended September 30, 1996 to net income of $125,000 for the three months ended September 30, 1997. The increase was primarily the result of the one time after tax effect of approximately $87,000 for the SAIF assessment recorded during the three months ended September 30, 1996, offset by an increase in net interest income. The return on average assets was 1.44% for the three months ended September 30, 1997 compared to .50% for 1996.

NET INTEREST INCOME. Net interest income increased $35,000 or 8.9% from $393,000 for the three months ended September 30, 1996 to $428,000 for the three months ended September 30, 1997. The improvement in net interest income primarily reflects a 45 basis point decrease in the average cost of funds for the three months ended September 30, 1997 as compared to 1996 resulting from the Savings Bank's cost of funds pricing and a $1.3 million decrease in average deposits outstanding. The interest rate spread increased from 2.15% for three months ending September 30, 1996 to 2.85% for the three months ending September 30, 1997.

INTEREST INCOME. Total interest income decreased $4,000 from $667,000 for the three months ended September 30, 1996 to $663,000 for the three months ended September 30, 1997. Interest on loans increased $90,000 as a result of a $4 million increase in average loans outstanding, or 17%. Interest on overnight funds decreased by $95,000 as these funds have been utilized to fund new loan originations and deposit withdrawals.

INTEREST EXPENSE. Interest expense decreased $39,000 from $274,000 for the three months ended September 30, 1996 to $235,000 for the three months ended September 30, 1997. The decrease for the three months ending September 30, 1997 was the result of a decrease in the average cost of funds and a decrease in the average balance of outstanding deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses for both three month periods ended September 30 was $6,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at September 30, 1997 was 26.4%.

NON-INTEREST EXPENSE. Non-interest expense decreased by $105,000 from $320,000 for the three months ending September 30, 1996 to $215,000 for 1997. This decrease was primarily the result of a decrease of $147,000 in deposit insurance premiums after the one time special SAIF assesment which was recognized in 1996 offset by an increase in compensaton and employee benefits.

INCOME TAXES. Income tax expense for the three months ending September 30, 1997 was $83,000 compared to income tax expense $24,000 for the same period in 1996. The increase was the result of pre-tax income increasing by $140,000.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are new deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 1997, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $407,000. At September 30, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 1997, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at September 30, 1997. The Savings Bank had the following capital ratios at September 30, 1997:

                                             FOR CAPITAL       CATEGORIZED AS
                                               ADEQUACY            "WELL
                             ACTUAL            PURPOSES       CAPITALIZED"(1)
                         ----------------  -----------------  -----------------
                         AMOUNT   RATIO     AMOUNT   RATIO     AMOUNT   RATIO
                         ----------------  -----------------  -----------------
   As of September 30,
    1997:

   Tier I Capital
     (To average assets) $10,462   33.6%   $ 1,247    >4%     $ 1,559    >5%
                                                      -                  -
   Tier I Capital
     (To  risk  weighted
      assets)            $10,462   56.1%   $   746    >4%     $ 1,120    >6%
                                                      -                  -

   Total Capital
     (To  risk  weighted
      assets)            $10,644   57.0%   $ 1,247    >8%     $ 1,559    >10%
                                                      --                 -


   1) As categorized under the Prompt Corrective Action Provisions.

Part II.                       OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        From time to time, the Company may be a party to various legal proceedings incident to its or their business. At September 30, 1997, there were no legal proceedings to which the Bancorp or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities
        ---------------------

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

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

          27 Financial Data Schedule

        No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MITCHELL BANCORP, INC.

Date:  November 10, 1997             By /s/Edward Ballew, Jr.
                                        ----------------------------------
                                        Edward Ballew Jr.
                                       (Executive Vice President and Chief
                                        Executive Officer)

                                     MITCHELL BANCORP, INC.

Date:  November 10, 1997             By /s/Emma Lee Wilson
                                        ----------------------------------
                                         Emma Lee Wilson
                                        (Chief Financial Officer)

                                    Exhibit 27
                             Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Mitchell Bancorp, Inc. for the quarter ended September 30, 1997 and is qualified in its entirety by reference to such financial statements.

                           Financial Data as of
                           or for the quarter
Item Number              ended September 30, 1997   Item Description
-----------              ------------------------   ----------------

9-03 (1)                         $    35            Cash and due from Banks
9-03 (2)                           4,510            Interest-earning deposits
9-03 (3)                              --            Federal funds sold -
                                                    purchased securities for
                                                    resale
9-03 (4)                              --            Trading account assets
9-03 (5)                             470            Investment and mortgage
                                                    backed securities held for
                                                    sale
9-03(6)                               --            Investment and mortgage
                                                    backed securities held to
                                                    maturity - carrying value
9-03 (6)                              --            Investment and mortgage
                                                    backed securities held to
                                                    maturity - market value
9-03 (7)                          28,973            Loans
9-03 (7)(2)                          182            Allowance for losses
9-03 (11)                         34,591            Total assets
9-03 (12)                         19,172            Deposits
9-03 (13)                             --            Short-term borrowings
9-03 (15)                          1,116            Other liabilities
9-03 (16)                             --            Long-term debt
9-03 (19)                             --            Preferred stock - mandatory
                                                    redemption
9-03 (20)                             --            Preferred stock - no
                                                    mandatory redemption
9-03 (21)                             10            Common stocks
9-03 (22)                         14,293            Other stockholders' equity
9-03 (23)                         34,591            Total liabilities and
                                                    stockholders' equity
9-04 (1)                             608            Interest and fees on loans
9-04 (2)                               7            Interest and dividends on
                                                    investments
9-04 (4)                              48            Other interest income
9-04 (5)                             663            Total interest income
9-04 (6)                             235            Interest on deposits
9-04 (9)                             235            Total interest expense
9-04 (10)                            428            Net interest income
9-04 (11)                              6            Provision for loan losses
9-04 (13)(h)                          --            Investment securities
                                                    gains/(losses)
9-04 (14)                            215            Other expenses
9-04 (15)                            208            Income/loss before income
                                                    tax
9-04 (17)                            208            Income/loss before
                                                    extraordinary items
9-04 (18)                             --            Extraordinary items, less
                                                    tax
9-04 (19)                             --            Cumulative change in
                                                    accounting principles
9-04 (20)                            125            Net income or loss
9-04 (21)                           0.15            Earnings per share -
                                                    primary
9-04 (21)                           0.15            Earnings per share - fully
                                                    diluted
I.B. 5                              7.99%           Net yield - interest
                                                    earning assets - actual
III.C.1. (a)                         688            Loans on non-accrual
III.C.1. (b)                          --            Accruing loans past due 90
                                                    days or more
III.C.2. (c)                          --            Troubled debt restructuring
III.C.2                               --            Potential problem loans
IV.A.1                               182            Allowance for loan loss -
                                                    beginning of period
IV.A.2                                --            Total chargeoffs
IV.A.3                                --            Total recoveries
IV.A.4                               182            Allowance for loan loss -
                                                    end of period
IV.B.1                               182            Loan loss allowance
                                                    allocated to domestic loans
IV.B.2                                --            Loan loss allowance
                                                    allocated to foreign loans
IV.B.3                                --            Loan loss allowance -
                                                    unallocated