Form 10QSB
period 1997-12-31
MITCHELL BANCORP INC
filed 1998-02-13
CIK 1009873

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549


                                FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                           ----------    ---------

                      Commission File Number 0-28446
                                             -------

                             MITCHELL BANCORP, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)

         North Carolina                          56-1966011
-------------------------------         -------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                   Number)

210 Oak Avenue, Spruce Pine, North Carolina            28777
-------------------------------------------          ----------
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

                                     X  Yes          No
                                    ---          ---

     As of December 31, 1997, there were 930,902 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional small business disclosure format:

                                        Yes       X  No
                                     ---         ---

                            MITCHELL BANCORP, INC.
                                AND SUBSIDIARY

                          Spruce Pine, North Carolina

                                     Index


PART I.                                                           Page(s)

FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of
  June 30, 1997 and December 31, 1997................................3

Consolidated Statements of Income - (Unaudited)
  for the three and six month periods
  ended December 31, 1996 and 1997...................................4

Consolidated Statements of Stockholders' Equity (Unaudited)..........5

Consolidated Statements of Cash Flows -
  (Unaudited) for the six months
  ended December 31, 1996 and 1997...................................6

Notes to (Unaudited) Consolidated Financial Statements............7-10

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations......................................11-15

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings...........................................16

Item 2. Changes in Securities and Use of Proceeds...................16

Item 3. Defaults Upon Senior Securities.............................16

Item 4. Submission of Matters to a Vote of Security Holders.........16

Item 5. Other Information...........................................16

Item 6. Exhibits and Reports on Form 8-K............................17

Signatures..........................................................18

                   MITCHELL BANCORP, INC. AND SUBSIDIARY

                        Consolidated Balance Sheets
                                (Unaudited)
                     (in thousands except share data)



                                         June 30,      December 31,
                                      -----------------------------
             Assets                       1997            1997
             ------                       ----            ----
Cash on hand                              $211             $86
Interest earning deposits                3,395           5,690
Investment securities:
  Available for sale (amortized
  cost of $13)                             467             560
Loans receivable, net                   28,203          28,991
Real estate owned                           91              91
Premises and equipment, net                 65              60
Federal Home Loan Bank stock               291             291
Accrued interest receivable                  7               5
Deferred income taxes                      164             154
Prepaid expenses and other assets          165             175
                                      --------        --------
Total assets                          $ 33,059        $ 36,103
                                      ========        ========
Liabilities and Stockholders' Equity
Deposits                              $ 17,672        $ 20,411
Accrued interest payable                    63              69
Accrued expenses and other
  liabilities                              845             893
Current income taxes payable               154             242
                                      --------        --------
       Total liabilities                18,734          21,615
                                      --------        --------
Stockholders' equity:
Preferred stock ($.01 par value,
  500,000 shares authorized;
  none outstanding)                       -               -
Common stock ($.01 par value,
  3,000,000 shares authorized;
  979,897 shares issued and
  outstanding)                              10              10
Paid-in capital                          9,225           9,243
Retained earnings, substantially
  restricted                             6,329           6,392
Treasury stock, at cost
  (48,995 shares)                         (784)           (784)
Unrealized gain on securities
  available for sale, net of
  income taxes                             277             333
Unearned compensation:
  Employee stock ownership plan           (732)           (706)
                                      --------        --------
      Total stockholders' equity        14,325          14,488
                                      --------        --------
      Total liabilities and
        stockholders' equity          $ 33,059        $ 36,103
                                      ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                   MITCHELL BANCORP, INC. AND SUBSIDIARY

                    Consolidated Statements of Income
                               (Unaudited)
                  (in thousands, except per share data)


                              For Three                For Six
                              Months Ended           Months Ended
                              December 31,           December 31,
                             --------------         --------------
                             1996      1997         1996      1997
                             ----      ----         ----      ----
Interest income:
  Loans                    $  568    $  615        $1,086   $1,223
Investments                     8         5            14       12
Interest earning deposits     103        72           246      120
                           ------    ------        ------   ------
Total interest income         679       692         1,346    1,355

Interest expense:
Deposits                      248       268           522      503
                           ------    ------        ------   ------
Net interest income           431       424           824      852
Provision for loan losses       6         6            12       12
                           ------    ------        ------   ------
Net interest income after
  provision for loan
  losses                      425       418           812      840

Non-interest income:
Other                           1         2             2        3
                           ------    ------        ------   ------
Total non-interest income       1         2             2        3
                           ------    ------        ------   ------

Non-interest expenses:
Compensation                   70       115           148      224
Other employee benefits        48        34            89       77
Net occupancy expense           8         7            14       13
Deposit insurance premiums      -         3           150        6
Data processing                 6         5            13       12
Other                          70        73           108      120
                           ------    ------        ------   ------
      Total non-interest
         expenses             202       237           522      452
                           ------    ------        ------   ------
      Income before income
         taxes                224       183           292      391

Income tax expense             86        74           110      157
                           ------    ------        ------   ------

      Net income           $  138    $  109        $  182   $  234
                           ======    ======        ======   ======
Weighted average shares
  outstanding:
  for basis EPS               903       861           903      861
    Basic EPS               $ .15     $ .13         $ .20    $ .28
    Diluted EPS             $ .15     $ .13         $ .20    $ .28

The accompanying notes are an integral part of these consolidated financial statements.

                             MITCHELL BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Stockholders' Equity
                                          (Unaudited)
                                 (in thousands except share data)


                                                                        Unrealized     Unearned
                           Common    Paid-In     Retained    Treasury    Gain on     Compensation
                           Stock     Capital     Earnings     Stock     Securities     for ESOP     Total
                           -----     -------     --------     -----     ----------     --------     -----

Balance at June 30, 1996  $   10      $9,204      $6,038     $   -       $  166        $ (784)     $14,634
Net income                   -          -            471         -          -              -           471
Dividends paid ($.20 per
   share)                    -          -           (180)        -          -              -          (180)
Unrealized gain on
  securities available
  for sale, net of
  income taxes               -          -            -           -          111            -           111
Repurchase of common stock
  (48,995 shares held
  in treasury)               -          -            -          (784)       -              -          (784)
Compensation Earned- ESOP    -            21         -           -          -              52           73
                          ------      ------      ------      ------     ------        ------      -------
Balance at June 30, 1997      10       9,225       6,329        (784)       277          (732)      14,325

Net income                   -          -            234         -          -              -           234

Dividends paid ($.20
  per share)                 -          -           (171)        -          -              -          (171)

Unrealized gain on
  securities available
  for sale, net of
  income taxes               -          -            -           -           56            -            56

Compensation Earned - ESOP   -            18         -           -          -              26           44
                          ------      ------      ------      ------     ------        ------      -------

Balance at December 31,
  1997                    $   10      $9,243      $6,392      $ (784)    $  333        $ (706)     $14,488
                          ======      ======      ======      ======     ======        ======      =======

   The accompanying notes are an integral part of these consolidated financial statements.


PAGE

                   MITCHELL BANCORP, INC. AND SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                (Unaudited)
                               (in thousands)

                                                   Six Months Ended
                                                     December 31,
                                               -------------------------
                                                  1996          1997
                                                  ----          ----
Operating activities:
  Net income                                     $  182        $  234
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                    5             5
      Provision for loan losses                      12            12
      Increase in reserve for uncollected
        interest                                     10             8
      Deferred income tax benefit                    -            (27)
      Net increase in deferred loan fees             25             5
      Amortization of unearned compensation          32            44
      Increase in prepaid expenses and other
        assets                                      (88)           (6)
      Increase (decrease) in accrued interest
        payable                                      (6)            6
      Increase in accrued expenses and other
        liabilities                                  12           136
                                                -------       -------
           Net cash provided by operating
             activities                             184           417
                                                -------       -------
Investing activities:
  Net increase in loans                          (3,269)         (813)
  Purchase of premises and equipment                 (2)           -
  Investment in life insurance cash surrender
    value                                            (3)           (2)
                                                -------       -------
           Net cash used by investing activities (3,274)         (815)
                                                -------       -------
Financing activities:
  Net increase (decrease) in deposits            (1,973)        2,739
  Repayment of stock oversubscriptions             (523)           -
  Payment of accrued conversion cost               (347)           -
  Dividends paid                                    -            (171)
                                                -------       -------
           Net cash provided (used) by
             financing activities                (2,843)        2,568
                                                -------       -------
           Increase (decrease) in cash and
             cash equivalents                    (5,933)        2,170

Cash and cash equivalents at beginning of
  period                                         12,129         3,606
                                                -------       -------
Cash and cash equivalents at end of period      $ 6,196       $ 5,776
                                                =======       =======
Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                                  $   528       $   497
      Income taxes                                   86            96

Noncash transactions:
  Unrealized gain on securities available
    for sale, net of deferred tax liability     $    50       $    56


The accompanying notes are an integral part of these consolidated financial statements.
                                      6

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

The consolidated financial statements included herein are for the Bancorp, the Savings Bank and the Savings Bank's wholly owned subsidiary, Mitchell Mortgage and Investment Co.(MMI). The impact of MMI on the consolidated financial statements is insignificant. MMI has no operating activity other than to own stock in the third-party service bureau used by the Savings Bank.

2.  Basis of Preparation
    --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three and six month periods ended December 31, 1997 is not necessarily indicative of the results which may be expected for the entire year.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1997.

MITCHELL BANCORP, INC.                    Notes to Consolidated Financial
AND SUBSIDIARY                            Statements, Continued
----------------------------------------------------------------------------

3.  Earnings Per Share
    ------------------

Basis and dilutive earnings per share amounts for the three and six month periods ended December 31, 1996 and 1997 have been computed in accordance with the Statement of Financial Accounting Standards No 128 "Earnings per Share" (SFAS 128). All prior period earnings per share data presented has been restated to conform with the provisions of SFAS 128.

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

On January 29, 1997, the stockholders of the Company approved the Company's Stock Option Plan and Management Recognition Plan at the Company's annual meeting. Shares issued to directors and employees under these plans may be from authorized but unissued shares of common stock or they may be purchased in the open market. The Company had previously announced that it would repurchase 5% of its outstanding common stock (approximately 49,000 shares) to fund its approved Stock Option Plan and Management Recognition Plan. As of December 31, 1997, 48,995 shares of common stock had been repurchased.

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

MITCHELL BANCORP, INC.                    Notes to Consolidated Financial
AND SUBSIDIARY                            Statements, Continued
----------------------------------------------------------------------------

5.  Employee Stock Ownership Plan (ESOP)
    ------------------------------------

As part of the Conversion discussed in Note 4, an Employee Stock Ownership Plan (ESOP) was established for all employees who have attained the age of 21 and have been credited with at least 500 hours of service during a 12-month period. The ESOP borrowed approximately $784,000 from the Bancorp and used the funds to purchase 78,391 shares of common stock issued in the Conversion. The loan will be repaid principally from the Savings Bank's discretionary contributions to the ESOP over a period of 15 years. As of December 31, 1997, the loan had an outstanding balance of approximately $710,000 and an interest rate of 8.25%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by an amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expense is recognized to the extent of the fair value of shares committed to be released.

For the three and six months ending December 31, 1997, compensation from the ESOP of approximately $23,000 and $45,000, respectively, was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At December 31, 1997, the ESOP had approximately 9,400 allocated shares and 68,991 unallocated shares.

The ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

6.  Stock Based Compensation
    ------------------------

The Company granted and awarded on July 14, 1997 under its stockholder approved stock option plan and management recognition plan (MRP) 68,596 and 31,358 shares, respectively. The stock options were granted to employees and non-employee directors at an exercise price $16.375 per share. The shares awarded under the MRP plan will be earned and vested to the

MITCHELL BANCORP, INC.                    Notes to Consolidated Financial
AND SUBSIDIARY                            Statements, Continued
----------------------------------------------------------------------------

employees and non-employee directors over a five year period. MRP expense recognized for the three months and six months ending December 31, 1997 was $25,000 and $46,000, respectively.

7. Deposit Insurance Assessment
   ----------------------------

The Company was required to accrued a special assessment to recapitalize the Savings Association Insurance Fund (SAIF). The special SAIF assessment for deposit insurance premiums of approximately $137,000 has been reflected in operations for the six months ending December 31, 1996 with an after tax impact on net income of approximately $87,000. The assessment was collected in late November and, effective January 1, 1997, the Company began paying reduced premium assessments in accordance with the new SAIF assessment schedule.

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

9. Asset Quality
   -------------

At December 31, 1997, the Company had nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $548,000 and real estate owned of approximately $91,000. Of the $548,000 of nonperforming loans, 67%, or $367,000, were the result of loan customers in Chapter 13 bankruptcy. Management does not expect to incur any material losses on the resolution of the loans from customers in Chapter 13 bankruptcy due to the individual underlying collateral. However, ultimate losses could result from other economic conditions beyond management's control. As a percentage of net loans at December 31, 1997, nonperforming loans was 1.89%. Total nonperforming assets as a percent of total assets at December 31, 1997 was 1.77%.

MITCHELL BANCORP, INC.                    Notes to Consolidated Financial
AND SUBSIDIARY                            Statements, Continued
----------------------------------------------------------------------------

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



Comparison of Financial Condition at June 30, 1997 and December 31, 1997

The Company's total consolidated assets decreased by approximately $3.0 million or 9.28% from $33 million at June 30, 1997 to $36 million at December 31, 1997. The increase in assets for the period was primarily attributable to an increase in cash invested in interest earning deposits. The increase in cash resulted primarily from an increase in new deposits.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1997 and December 31, 1997. Net loans increased $788,000, or 2.79%. This net increase resulted from the Company's ability to originate new loans in an amount in excess of repayments on the existing loan portfolio.

Consistent with its historical lending practices, virtually all of the Company's loan portfolio at December 31, 1997 consisted of fixed rate loans with maturities up to sixteen (16) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See "Liquidity and Capital Resources" discussion below.

Deposits increased $2.7 million or 15.5%, from $17.7 million at June 30, 1997 to $20.4 million at December 31, 1997. The increase in deposits was primarily attributable to the Company's ability to attract new funds for certificate of deposit accounts.


Comparison of Results of Operations for the Three Months Ended December 31, 1996 and 1997

Net Income. Net income decreased $29,000 or 21.0% from a net income of $138,000 for the three months ended December 31, 1996 to net income of $109,000 for the three months ended December 31, 1997. The decrease was primarily the result of the combined decrease in net interest income and the increase in non-interest expense. The return on average assets was 1.20% for the three months ended December 31, 1997 compared to 1.58% for the same period in 1996.

Net Interest Income. Net interest income decreased $7,000 or 1.6% from $431,000 for the three months ended December 31, 1996 to $424,000 for the three months ended December 31, 1997. The decline in net interest income primarily reflects a 9 basis point increase in average cost of funds for the three months period ended December 31, 1997 as compared to 1996 and a $1.2 million increase in average deposits outstatnding. The interest rate spread decreased from 2.69% for the three months ending December 31, 1996 to 2.51% for the three months ending December 31, 1997.

Interest Income. Total interest income increased $13,000 from $679,000 for the three months ended December 31, 1996 to $692,000 for the three months ended December 31, 1997. Interest on loans increased $46,000, or 8.1% as a result of a $2.3 million or 8.8% increase in average loans outstanding. Interest on overnight funds decreased by $31,000 for the three months ending December 31, 1997 as compared to the same period in 1996 as the average balance of overnight investments decreased. Interest on investments decreased $3,000 from $8,000 for the three months ended December 31, 1996 to $5,000 for the three months ended December 31, 1997.

Interest Expense. Interest expense increased $20,000 from $248,000 for the three months ended December 31, 1996 to $268,000 for the three months ended December 31, 1997. The increase for the three months ending December 31, 1997 was the result of a $1.1 million increase in the average deposits outstanding combined with a increase in the average cost of funds of 9 basis points.

Provision for Loan Losses. The provision for loan losses for three month periods ended December 31, 1996 and 1997 was $6,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at December 31, 1997 was 34.3 %.

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. This income remained at consistently the same level during both periods.

Non-Interest Expense. Non-interest expense increased by $35,000 from $202,000 for the three months ending December 31, 1996 to $237,000 for 1997. MRP expense of $25,000 for 1997 was the primary reason for the increase. The MRP plan was not in existence in 1996. Other non-interest expense items remained relatively stable with anticipated inflationary increases.

Income Taxes. Income tax expense for the three months ending December 31, 1997 was $74,000 compared to income tax expense of 86,000 for the same period in 1996. The decrease was the result of pre-tax income decreasing by $41,000.

Comparison of Results of Operations for the Six Months Ended December 31, 1996 and 1997

Net Income. Net income increased $52,000 or 28.6% from a $182,000 for the six months ended December 31, 1996 to $234,000 for the six months ended December 31, 1997. Included in operations for the six months ending December 31, 1996 was $137,000 for the SAIF premium assessment signed into law on September 30, 1996. The after tax effect of the one-time assessment was approximately $85,000. The return on average assets was 1.32% for the six months ended December 31, 1997, compared to 1.04% for the same period in 1996.

Net Interest Income. Net interest income increased $28,000 or 3.4% from $824,000 for the six months ended December 31, 1996 to $852,000 for the six months ended December 31, 1997. The improvement in net interest income primarily reflects an increase in average loans outstanding of $3.2 million for the six months ended December 31, 1997 as compared to 1996 combined with an increase in the interest rate spread. The interest rate spread increased from 2.46% for six months ending December 31, 1996 to 2.67% for the six months ending December 31, 1997.

Interest Income. Total interest income increased $9,000 from $1,346,000 for the six months ended December 31, 1996 to $1,355,000 for the six months ended December 31, 1997. Interest on loans increased $137,000, or 12.6%. Interest on overnight funds invested by the Company decreased by $126,000 and interest on investments decreased by $2,000.

Interest Expense. Interest expense decreased $19,000 from $522,000 for the six months ended December 31, 1996 to $503,000 for the six months ended December 31, 1997. The decrease for the six months ending December 31, 1997 was the result of a $70,000 decrease in average deposits outstanding combined with an 18 basis point decrease in the average cost of funds.

Provision for Loan Losses. The provision for loan losses for the six month periods ended December 31, 1996 and 1997 was $12,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations.

Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company. This income remained at consistently the same level during both periods.

Non-Interest Expense. Non-interest expense decreased by $70,000 from $522,000 for the six months ending December 31, 1996 to $452,000 for 1997. This decrease was primarily the result of a decrease of $144,000 in deposit insurance premiums after the one time special SAIF assesment recognized in 1996 offset by an $46,000 increase in compensation for MRP expense and an increase of $13,000 for ESOP expense recognized in 1997. Other non-interest expense items remained relatively stable with anticipated inflationary increases.
                                     13

Income Taxes. Income tax expense for the six months ending December 31, 1997 was $157,000 compared to $110,000 for the same period in 1996. The increase was the result of pre-tax income increasing by $99,000 for the six months ended December 31, 1997.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 1997, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $137,000. At December 31, 1997, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at December 31, 1997, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at December 31, 1997. The Savings Bank had the following capital ratios at December 31, 1997:

                                                     For Capital            Categorized as
                                   Actual         Adequacy Purposes       "Well Capitalized"(1)
                              ---------------     -----------------        --------------------
                              Amount    Ratio     Amount     Ratio          Amount     Ratio
                              ---------------     ----------------          ----------------
As of December 31, 1997:
Tier I Capital                                               greater/                  greater/
 (To average assets)          $10,585    32.3%    $1,312     equal to 4%    $1,639     equal to 5%

Tier I Capital                                               greater/                  greater/
 (To risk weighted assets)    $10,585    56.8%    $  745     equal to 4%    $1,118     equal to 6%

Total Capital                                                greater/                  greater/
(To risk weighted assets)     $10,773    57.0%    $1,491     equal to 8%    $1,863     equal to 10%

1) As categorized under the Prompt Corrective Action Provisions.

Year 2000 Compliance. The Company has established a plan to address Year 2000 issues. Successful implementation of this plan will eliminate any extraordinary expenses related to the Year 2000 issue. The Company has received confirmation from its sole data processing company regarding their Year 2000 plans and compliance. The Company has requested from its data processing company information that would enable it to test all critical systems by mid 1998 in order to ensure compliance by December 31, 1998. The Company has a reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

Part II.                     OTHER INFORMATION




Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At December 31, 1997, there were no legal proceedings to which the Bancorp or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Annual Meeting of Stockholders of the Company ("Meeting") was held on October 22, 1997. The results of the vote on the matters presented at the Meeting were as follows:

1. The following individuals were elected as directors, each for a one-year term:

                                        Vote For     Vote Withheld

Calvin F. Hall                          713,968          105,900
Edward Ballew, Jr.                      716,668          103,200
Emma Lee M. Wilson                      716,668          103,200
Baxter D. Johnson                       715,768          104,100
Lloyd Hise, Jr.                         713,968          105,900
Michael B.Thomas                        713,968          105,900

The above individuals constitute all of the members of the Company's Board of Directors.

Item 5.  Other Information
         -----------------
None




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

       3(a) Company's Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

       3(b) Company's Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

       10(a) Employment Agreement with Emma Lee M. Wilson (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

       10(b) Employment Agreement with Edward Ballew, Jr. (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

       10(c) Mitchell Savings Bank, Inc., SSB 1996 Employee Stock Ownership
             Plan (incorporated by reference to the Company's Registration Statement on Form SB-2 File No. 333-1888).

       10(d) Mitchell Bancorp, Inc. 1996 Stock Option Plan (incorporated by reference to the Company's proxy statement for the 1996 Annual Meeting of Stockholders).

       10(e) Mitchell Bancorp, Inc. 1996 Management Recognition and
             Development Plan (incorporated by reference to the Company's proxy statement for the 1996 Annual Meeting of Stockholders).

        27   Financial Data Schedule

No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Mitchell Bancorp, Inc.



Date: February 12, 1998           By /s/ Edward Ballew, Jr.
      -----------------              ----------------------
                                     Edward Ballew, Jr.
                                     (Executive Vice President and Chief
                                      Executive Officer)