Form 10QSB
period 1998-03-31
MITCHELL BANCORP INC
filed 1998-05-15
CIK 1009873

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                                  FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from               to
                                           -------------    ------------

                        Commission File Number 0-28446
                                               -------

                              MITCHELL BANCORP, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

         North Carolina                               56-1966011
--------------------------------      ----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

  210 Oak Avenue, Spruce Pine, North Carolina         28777
---------------------------------------------         -----
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

                                                        X  Yes            No
                                                      -----          -----

      As of May 8, 1998, there were 930,902 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

      Transitional small business disclosure format:
                                                           Yes          X  No
                                                      -----           -----

                               MITCHELL BANCORP, INC.
                                   AND SUBSIDIARY

                             SPRUCE PINE, NORTH CAROLINA

                                        Index

PART I.                                                            PAGE(S)
------                                                             -------

FINANCIAL INFORMATION

ITEM 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of June 30, 1997
and March 31, 1998....................................................3

Consolidated  Statements of  Comprehensive  Income - (Unaudited)
for the three and nine month periods ended March 31, 1997 and 1998....4

Consolidated Statements of Stockholders' Equity (unaudited)...........5

Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended March 31, 1997 and 1998..................................6

Notes to (Unaudited) Consolidated Financial Statements..............7-8

ITEM 2.

Management's Discussion and Analysis of Financial Condition
and Results of Operations..........................................9-12

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings....... ...................................13

Item 2.  Changes in Securities and Use of Proceeds................ ..13

Item 3.  Defaults Upon Senior Securities.............................13

Item 4.  Submission of Matters to a Vote of Security Holders.........13

Item 5.  Other Information...........................................13

Item 6.  Exhibits and Reports on Form 8-K............................13

Signatures................................................ ..........14

                     MITCHELL BANCORP, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets
                                  (Unaudited)
                   (in thousands except share information)

                                                    JUNE 30,      MARCH 31,
                                                 -----------------------------
       ASSETS                                        1997           1998
       ------                                        ----           ----

Cash                                              $       211   $        41
Interest earning deposits                               3,395         7,056
Investment securities:
  Available for sale (amortized cost of $13)              467           633
Loans receivable, net                                  28,203        28,170
Real estate owned                                          91           345
Premises and equipment, net                                65            59
Federal Home Loan Bank stock                              291           291
Accrued interest receivable                                 7             5
Deferred income taxes                                     164           126
Prepaid expenses and other assets                         165           205
                                                   ----------    ----------
      Total assets                                $    33,059   $    36,931
                                                   ==========    ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Deposits                                          $    17,672   $    21,253
Accrued interest payable                                   63            65
Accrued expenses and other liabilities                    845           937
Current income taxes payable                              154           157
                                                  -----------   -----------
      Total liabilities                                18,734        22,412
                                                  -----------   -----------
Stockholders' equity:
  Preferred   stock  ($.01  par  value, 500,000
   shares authorized; none outstanding)                     -             -
  Common stock ($.01 par value, 3,000,000 shares
   authorized;  979,897 and 930,902 shares issued
   and outstanding, respectively)                          10            10
  Paid-in capital                                       9,225         9,252
  Retained earnings, substantially restricted           6,329         6,355
  Treasury stock, at cost                                (784)         (784)
  Accumulated other comprehensive income                  277           378
  Unearned compensation:

   Employee stock ownership plan                         (732)         (692)
                                                  -----------   -----------
      Total stockholders' equity                       14,325        14,519
                                                  -----------   -----------
      Total liabilities and stockholders' equity  $    33,059   $    36,931
                                                  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     MITCHELL BANCORP, INC. AND SUBSIDIARY

               Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                       (in thousands, except per share)

                                For Three Months Ended  For Nine Months Ended
                                        March 31,               March 31,
                                ---------------------   ---------------------
                                    1997         1998       1997       1998
                                    ----         ----       ----       ----
Interest income:
  Loans                          $   579      $   618    $ 1,665    $ 1,841
  Investments                          5            8         19         20
  Interest earning deposits           73           83        319        203
                                --------     --------   --------   --------
      Total interest income          657          709      2,003      2,064

Interest expense:
  Deposits                           228          276        750        779
                                --------     --------    -------   --------
      Net interest income            429          433      1,253      1,285

Provision for loan losses              6            6         18         18
                                --------     --------   --------   --------
      Net interest income after
        provision for loan losses    423          427      1,235      1,267

Non-interest income:
  Other                                6            -          8          3
                                --------     --------   --------   --------
      Total non-interest income        6            -          8          3
                                --------     --------   --------   --------
Non-interest expenses:
  Compensation                        85          120        233        344
  Other employee benefits             27           12        116         89
  Net occupancy expense                7            7         21         20
  Deposit insurance premiums           2            3        152          9
  Data processing                      7            8         20         20
  Other                               57           46        165        166
                                --------     --------   --------   --------
      Total non-interest expenses    185          196        707        648
                                --------     --------   --------   --------
      Income before income taxes     244          231        536        622

Income tax expense                    88           95        198        252
                                --------     --------   --------   --------
      Net income                     156          136        338        370

Other comprehensive income:
  Net  unrealized gains (losses)
   on securities available for
    sale, net of taxes                (2)          45         48        101
                               ---------     --------   --------   --------
      Comprehensive income     $     154     $    181   $    386   $    471
                               =========     ========   ========   ========
Weighted average common share
  outstanding:                       904          863        903        861

  Basis net income per share       $ .17        $ .16      $ .37      $ .43

The accompanying notes are an integral part of these consolidated financial statements.

                                        MITCHELL BANCORP, INC. AND SUBSIDIARY

                                  Consolidated Statements of Stockholders' Equity
                                                      (Unaudited)
                                      (in thousands except share information)

                                                                       Unrealized    Unearned
                           Common    Paid-In    Retained   Treasury     Gain on    Compensation
                            Stock    Capital    Earnings     Stock     Securities    For ESOP      Total
                           ------    -------    --------   --------    ----------  ------------    -----
Balance at June 30, 1996     $10      $9,204     $6,038     $    -       $  166       $ (784)     $14,634

Net income                     -           -        471          -            -            -          471

Dividends paid ($.20
 per share)                    -           -       (180)         -            -            -
(180)

Unrealized gain on securities
  available for sale, net of
  income taxes                 -           -          -          -          111            -          111

Earned compensation ESOP       -          21          -          -            -           52           73

Repurchase of common stock
  (48,995 shares held in
   treasury)                   -           -          -       (784)           -            -
(784)
                             ---      ------     ------    -------      -------      -------      -------
Balance at June 30, 1997      10       9,225      6,329       (784)         277         (732)      14,325

Net income                     -           -        370          -            -            -          370

Dividends paid ($.40
 per share)                    -           -       (344)         -            -            -
(344)

Unrealized gain on securities
  available for sale, net of
  income taxes                 -           -          -          -          101            -          101

Compensation Earned            -          27          -          -            -           40           67
                             ---      ------     ------    -------      -------      -------      -------
Balance at March 31, 1998    $10      $9,252     $6,355    $  (784)     $   378      $  (692)     $14,519
                             ===      ======     ======    =======      =======      =======      =======
   The accompanying notes are an integral part of these consolidated financial statements.

                                                         5
PAGE

                      MITCHELL BANCORP, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)
                                                        Nine Months Ended
                                                             March 31,
                                                    ------------------------
                                                      1997             1998
                                                      ----             ----
Operating activities:
  Net income                                         $   338        $   370
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                            8              8
   Provision for loan losses                              18             18
   Increase (decrease) in reserve for uncollected
     interest                                             17            (44)
   Deferred income taxes (benefit)                         -            (27)
   Net increase in deferred loan fees                     30              1
   Amortization of unearned compensation                  52             67
   Gain on real estate owned                              (5)             -
   (Increase) decrease in prepaid expenses and other
    assets                                               (80)           (14)
   Increase (decrease) in accrued interest payable         -              2
   Increase in accrued expenses and other liabilities    108             95
                                                     -------        -------
      Net cash provided by operating activities          486            476
                                                     -------        -------
Investing activities:
  Net increase in loans                               (3,867)          (194)
  Purchase of premises and equipment                      (6)            (2)
  Investment in life insurance cash surrender value      (25)           (26)
                                                     -------        -------
      Net cash used by investing activities           (3,898)          (222)
                                                     -------        -------
Financing activities:
  Net increase (decrease) in deposits                 (2,170)         3,581
  Repayment of stock oversubscriptions                  (523)             -
  Payment of accrued conversion cost                    (347)             -
  Repurchase of common stock                            (192)             -
  Dividends paid                                        (196)          (344)
                                                     -------        -------
    Net cash provided (used) by financing activities  (3,428)         3,237
                                                     -------        -------
    Increase (decrease) in cash and cash equivalents  (6,840)         3,491

Cash and cash equivalents at beginning of period      12,129          3,606
                                                    --------       --------
Cash and cash equivalents at end of period          $  5,289       $  7,097
                                                    ========       ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                         $    750       $    777
   Income taxes                                           54            276

Noncash transactions:

Real estate acquired in satisfaction of mortgage
 loans                                                      -           254
Loan to facilitate sale of real estate owned               25             -
Unrealized gain on securities available for sale,
 net of deferred tax liability                       $     48      $    101

The accompanying notes are an integral part of these consolidated financial statements.

                            MITCHELL BANCORP, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Mitchell Bancorp, Inc.
     ----------------------

Mitchell Bancorp, Inc. ("Bancorp") was incorporated under the laws of the State of North Carolina and is the savings and loan holding company of Mitchell Savings Bank, Inc. SSB (the "Savings Bank"). The financial statements of the Savings Bank are presented on a consolidated basis with those of the Bancorp.

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

2.   Basis of Preparation
     --------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of comprehensive income for the three and/or nine month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1997, which are included in the Form 10-KSB by reference (file no. 0-28446).

3.   Earnings Per Share
     ------------------

Basic and diluted earnings per share amounts for the three and nine month periods ended March 31, 1997 and 1998 have been computed in accordance with the Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). All prior period earnings per share data presented has been restated to conform with the provisions of SFAS 128. For the periods presented their was no dilutive effect on earnings per share.

MITCHELL BANCORP, INC. AND SUBSIDIARY
                        Notes to Consolidated Financial Statements, Continued
-----------------------------------------------------------------------------

4.   New Accounting Standard
     -----------------------

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) in the first quarter 1998. All periods presented have be changed to conform with SFAS 130. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income consists of net income and other changes in stockholders' equity from nonowner sources. These nonowner sources consist of unrealized gains and losses on certain investments in debt and equity securities.

5.   Stock Based Compensation
     ------------------------

The Company granted and awarded on July 14, 1997 under its stockholder approved stock option plan and management recognition plan (MRP) 68,596 and 31,358 shares, respectively. The stock options were granted to employees and non-employee directors at an exercise price of $16.375 per share. The shares awarded under the MRP plan will be earned and vested to the employees and non-employee directors over a five year period. MRP expense recognized for the three and nine months ending March 31, 1998 was $25,000 and $ 71,000, respectively.

5.   Deposit Insurance Assessment
     ----------------------------

The Company was required to pay an industry wide special assessment to recapitalize the Savings Association Insurance Fund (SAIF). The special SAIF assessment for deposit insurance premiums of approximately $137,000 has been reflected in operations for the nine months ending March 31, 1997 with an after tax impact on net income of approximately $87,000.

6. Asset Quality
   -------------

At March 31, 1998, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $ 230,000 and real estate owned of approximately $345,000. Of the $230,000 of nonperforming loans, 76.5%, or $176,000, were the result of loan customers in Chapter 13 bankruptcy. Management does not expect to incur any material losses on the resolution of the loans from customers in Chapter 13 bankruptcy due to the individual underlying collateral. However, ultimate losses could result from other economic conditions beyond management's control. As a percentage of net loans at March 31, 1998, nonperforming loans was .82%. Total nonperforming assets as a percent of total assets at March 31, 1998 was 1.56%.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND MARCH 31, 1998

The Company's total consolidated assets increased by approximately $ 3.9 million or 11.8% from $33.0 million at June 30, 1997 to $36.9 million at March 31, 1998. The increase in assets for the period was primarily attributable to the increase in deposits and retained net income from operations for the nine month period.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1997 and March 31, 1998. Net loans increased $ 194,000 after considering the increase real estate owned which was acquired in satisfaction of montage loans.

Consistent with its historical lending practices, virtually all of the Company's loan portfolio at March 31, 1998 consisted of fixed rate loans with maturities up to sixteen (16) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See "Liquidity and Capital Resources" discussion below.

Deposits increased $3.6 million or 20.3%, from $17.7 million at June 30, 1997 to $21.3 million at March 31, 1998. The increase in deposits was primarily attributable to the Company's ability to attract new certificate accounts. The Company has concentrated its efforts on the competitive pricing and advertisement of its certificate products.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

NET INCOME. Net income decreased $ 20,000 from net income of $156,000 for the three months ended March 31, 1997 to net income of $136,000 for the three months ended March 31, 1998. The decrease was primarily attributable to $20,000 in additional compensation and employee benefits from the accrual of expense for the MRP plan awards. The return on average assets was 1.48% for the three months ended March 31, 1998.

NET INTEREST INCOME. Net interest income increased $4,000 from $429,000 for the three months ended March 31, 1997 to $ 433,000 for the three months ended March 31, 1998. The improvement in net interest income primarily reflects $2.4 million increase in the balance of average interest-earning assets for the three months of 1998 as compared to 1997. The interest rate spread decreased 21 basis points from 2.83% for three months ending March 31, 1997 to 2.62% for the three months ending March 31, 1998.

INTEREST INCOME. Total interest income increased $52,000 from $657,000 for the three months ended March 31, 1997 to $709,000 for the three months ended March 31, 1998. Interest on loans increased $39,000 as a result of a $1.4 million increase in average loans outstanding, or 5.0% and interest on overnight funds increased by $10,000.

INTEREST EXPENSE. Interest expense increased $48,000 from $228,000 for the three months ended March 31, 1997 to $276,000 for the three months ended March 31, 1998. The increase for the three months ending March 31, 1998 was the result of a $2.7 million increase in the average deposit outstanding combined with a 28 basis point increase in the average cost of funds.

PROVISION FOR LOAN LOSSES. The provision for loan losses for three month periods ended March 31, 1997 and 1998 was $6,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at March 31, 1998 was 84.35%.

NON-INTEREST INCOME. Non-interest income continues to be an insignificant source of income for the Company.

NON-INTEREST EXPENSE. Non-interest expense increased by $11,000 from $185,000 for the three months ending March 31, 1997 to $196,000 for 1998. This increase was the result of additional compensation expense of $25,000 for the MRP stock awards offset by a decrease in other nonqualified benefit plans. Other non-interest expense items remained relatively stable.

INCOME TAXES. Income tax expense for the three months ending March 31, 1998 was $95,000 compared to income tax expense $88,000 for the same period in 1997. Income tax expense is the product of taxable income less deductible expenses.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1998

NET INCOME. Net income increased $32,000 from $338,000 for the nine months ended March 31, 1997 to $370,000 for the nine months ended March 31, 1998. Included in operations for the nine months ending March 31, 1997 was $137,000 for the SAIF premium assessment signed into law on September 30, 1996. The after tax effect of the one-time assessment was approximately $85,000. The return on average assets was 1.37 % for the nine months ended March 31, 1998.

NET INTEREST INCOME. Net interest income increased $32,000 or 2.6% from $1,253,000 for the nine months ended March 31, 1997 to $1,285,000 for the nine months ended March 31, 1998. The improvement in net interest income primarily reflects a $600,000 increase in average interest-earning assets for the nine months ended March 31, 1998 as compared to 1997. The interest rate spread increased from 2.53% for nine months ending March 31, 1997 to 2.66% for the nine months ending March 31, 1998.

INTEREST INCOME. Total interest income increased $61,000 from $2,003,000 for the nine months ended March 31, 1997 to $2,064,000 for the nine months ended March 31, 1998. Interest on loans increased $176,000, or 10.6%. Interest on overnight funds invested by the Company decreased as a result of $2.2 million less in average funds invested during the nine months of 1998 compared to the same period ending March 31, 1997.

INTEREST EXPENSE. Interest expense increased $29,000 from $750,000 for the nine months ended March 31, 1997 to $779,000 for the nine months ended March 31, 1998. The increase for the nine months ending March 31, 1998 was the result of a $844,000 increase in average deposits outstanding offset by a 3 basis point decrease in the average cost of funds.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine month periods ended March 31, 1997 and 1998 was $18,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations.

ON-INTEREST EXPENSE. Non-interest expense decreased by $59,000 from $707,000 for the nine months ending March 31, 1997 to $648,000 for 1998. This decrease is the result of $143,000 less deposit insurance expense because of the SAIF special assessment which was recognized in 1997. During the nine month period ending March 31, 1998, the Company recognized $84,000 of additional compensation and benefit expense of which $71,000 was from MRP stock awards recognized. Other non-interest expense items remained relatively stable.

INCOME TAXES. Income tax expense for the nine months ending March 31, 1997 was $198,000 compare to income tax expense of $252,000 for the same period in 1998. The increase was the result of an increase in pre-tax income and certain nondeductible expense associated with the ESOP plan.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 1998, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $88,000.

At March 31, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at March 31, 1998. The Savings Bank had the following capital ratios at March 31, 1998:

                                             FOR CAPITAL       CATEGORIZED AS
                             ACTUAL            ADEQUACY            "WELL
                                               PURPOSES       CAPITALIZED"(1)
                         ----------------  -----------------  ----------------
                         AMOUNT   RATIO     AMOUNT   RATIO     AMOUNT   RATIO
                         ----------------  -----------------  ----------------
As of March 31, 1998:

Tier I Capital
(To total assets)        $10,735   32.3%   $   995   >4.0%   $ 1,659    >5.0%
                                                     -                  -

Tier I Capital
(To risk weighted
 assets)                 $10,735   58.8%   $   730   >4.0%   $ 1,095    >6.0%
                                                     -                  -
Total Capital
(To risk weighted
 assets)                 $10,929   59.9%   $ 1,460   >8.0%   $ 1,825   >10.0%
                                                     -                 -

(1) As categorized under the Prompt Corrective Action Provisions.

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

Part II.                       OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

        27 Financial Data Schedule

        No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MITCHELL BANCORP, INC.

Date:  May 13, 1998                  By: \s\Edward Ballew, Jr.
       ------------------                ------------------------------------
                                         Edward Ballew Jr.
                                         (Executive Vice President and Chief
                                         Executive Officer)

                                     MITCHELL BANCORP, INC.

Date:  May 13, 1998                  By: \s\Emma Lee M. Wilson
       ------------------                ------------------------------------
                                         Emma Lee Wilson
                                         (Chief Financial Officer)