Form 10KSB40
period 1998-06-30
MITCHELL BANCORP INC
filed 1998-09-25
CIK 1009873

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended June 30, 1998 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  Commission File Number: 0-28446

                     MITCHELL BANCORP, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

North Carolina                                                  56-1966011
---------------------------------------------                  ------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                                I.D. Number)

210 Oak Avenue, Spruce Pine, North Carolina                        28777
---------------------------------------------                    ----------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (704) 765-7324

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share
                                                          --------------------
                                                            (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X      NO      .
                                                     ---         ---
     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.  YES    X     NO
                                                          ---        ---

     The Registrant's revenues for the fiscal year ended June 30, 1998 were $2,777,000.

     As of September 14, 1998, there were issued and outstanding 937,174 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq SmallCap Market under the symbol "MBSP." Based on the closing price for the Common Stock on September 14, 1998, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $13.3 million (858,782 shares at $15.50 per share). For purposes of this calculation, officers and directors of the Registrant are considered nonaffiliates of the Registrant.

                DOCUMENTS INCORPORATED BY REFERENCE

                               None

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

     The Savings Bank is a traditional, community oriented financial institution that is engaged primarily in the business of attracting deposits from the general public and using these funds to originate for its portfolio fixed-rate one- to four-family residential mortgage loans within the Savings Bank's market area, and, to a significantly lesser extent, loans secured by multi-family properties, land, churches, and selected commercial properties, and consumer loans.

Proposed Merger With First Western Bank

     As previously disclosed, on August 13, 1998, the Corporation entered into a definitive Agreement and Plan of Merger ("Agreement") with First Western Bank, Burnsville, North Carolina ("First Western") pursuant to which the Corporation and the Savings Bank will be merged into First Western. The surviving entity will be First Western, a commercial bank chartered by the State of North Carolina. The Agreement provides that each share of Corporation's common stock will be exchanged for 1.60 shares of First Western common stock, $20.00 in cash, or a combination thereof, subject to the requirement that no more than 49.9% of the total merger consideration may be paid in cash. Mitchell Savings' Employee Stock Ownership Plan ("ESOP") will have first preference to the cash consideration in order to retire the loan incurred by it (outstanding balance of approximately $679,000 at June 30, 1998) to acquire shares of the Corporation's common stock issued in the Savings bank's mutual-to-stock conversion. The merger is intended to constitute a tax-free reorganization and to be accounted for as a purchase. Consummation of the merger is subject to several conditions, including receipt of applicable regulatory approvals and approval by both the Corporation's and First Western's stockholders.

Market Area

     Spruce Pine, North Carolina, is a community of approximately 2,000 people located in Mitchell County, approximately 50 miles northeast of Asheville, North Carolina. The Savings Bank focuses primarily on serving customers located in Mitchell and Yancey counties, North Carolina and to a limited extent, customers in Avery and McDowell counties, North Carolina. The population within the zip code encompassing Spruce Pine, which covers much of the Savings Bank's primary market area, is approximately 15,000. Because it operates in a relatively small market area, the Savings Bank's loan and deposit growth prospects are limited. The major employers in the Savings Bank's market area include the Mitchell County Board of Education, Mitchell County Government, Spruce Pine Community

Hospital System, Inc., Henredon Furniture, and Felspar Mining. The Savings Bank faces intense competition from many financial institutions for deposits and loan originations. See "-- Competition."

Selected Financial Data

     The following tables set forth certain information concerning the consolidated financial position and results of operations of the Corporation and its subsidiary at the dates and for the periods indicated.

                                                  At June 30,
                                    -----------------------------------------
                                    1994     1995     1996     1997      1998
                                    ----     ----     ----     ----      ----
                                                  (In thousands)
FINANCIAL CONDITION DATA:

Total assets..................... $28,109  $27,596  $36,776  $33,059  $37,306
Loans receivable, net............  21,843   22,463   23,568   28,203   27,506
Cash, interest-earning deposits
 and investment securities.......   5,710    4,254   12,414    4,073    8,787
FHLB stock.......................     291      291      291      291      291
Deposits.........................  22,195   20,940   20,346   17,672   21,564
Total stockholders' equity.......   5,694    6,078   14,634   14,325   14,632

                                         For the Years Ended June 30,
                                    -----------------------------------------
                                    1994     1995     1996     1997      1998
                                    ----     ----     ----     ----      ----
                                                 (In thousands)
OPERATING DATA:

Interest income..................  $2,193  $2,259   $2,271   $2,659    $2,773
Interest expense.................     903     962    1,161      975     1,064
                                   ------  ------   ------   ------    ------
Net interest income .............   1,290   1,297    1,110    1,684     1,709
Provision for loan losses........      24      24       60       24        24
                                   ------  ------   ------   ------    ------
Net interest income after provision
  for loan losses ...............   1,266   1,273    1,050    1,660     1,685

Non-interest income..............       5      45        6        7         4
Non-interest expenses............     452     953      930      907       947
                                   ------  ------   ------   ------    ------
Income before income taxes and
 cumulative effect adjustments ..     819     365      126      760       742

Income tax expense...............     317     112       35      289       309
                                   ------  ------   ------   ------    ------
Income before cumulative
 effect adjustment...............     502     253       91      471       433
Cumulative effect on prior years
 for accounting change...........      --      11       --       --        --
                                   ------  ------   ------   ------    ------
Net income.......................  $  513  $  253    $  91   $  471    $  433
                                   ======  ======    =====   ======    ======

                                                  At June 30,
                                    -----------------------------------------
                                    1994     1995     1996     1997      1998
                                    ----     ----     ----     ----      ----

OTHER DATA:

Number of:
 Real estate loans out-s
  tanding(1).....................     639     656      660      718       704
 Deposit accounts................   1,603   1,584    1,603    1,444     1,472
 Full service offices............       1       1        1        1         1

                                        At or for the Year Ended June 30,
                                    -----------------------------------------
                                    1994     1995     1996     1997      1998
                                    ----     ----     ----     ----      ----

KEY FINANCIAL RATIOS:

Return on average assets (net
  income divided by average
  assets)........................  1.89%    0.92%    0.32%    1.37%    1.23%

Return on average equity (net
  income divided by average
  equity)........................  9.39     4.24     1.53     3.21     3.11

Average equity to average assets. 20.17    21.71    20.73    42.59    39.48

Interest rate spread (difference
 between average yield on
 interest-earning assets and
 average cost of interest-
 bearing liabilities)............  3.97     3.79     2.81     2.73     2.74

Net interest margin (net interest
 income as a percentage of average
 interest-earning assets)........  4.82     4.77     3.96     5.05     4.94

Non-interest expense to average
 assets..........................  1.67     3.45     3.23     2.64     2.69

Average interest-earning assets
 to interest-bearing
 liabilities.....................125.02   127.87   127.83   179.46   171.78

Allowance for loan losses to
 total loans at end of period....  0.31     0.40     0.63     0.61     0.72

Net charge offs to average out-
 standing loans during the
 period..........................    --       --       --       --       --

Ratio of nonperforming assets to
 total assets at period end......  1.12     1.43     2.54     2.03     1.54

-------------
(1)    All real estate loans have fixed-rates of interest.

Lending Activities

     General. The principal lending activity of the Savings Bank is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. To a significantly lesser extent, the Savings Bank also originates loans secured by multi-family properties, land, churches, selected commercial properties, and consumer loans. The Savings Bank's net loans receivable totaled approximately $27.5 million at June 30, 1998, representing approximately 73.7% of consolidated total assets.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio at the dates indicated.

                                                    At June 30,
                                      ----------------------------------------
                                            1997                   1998
                                      -----------------      -----------------
                                      Amount    Percent      Amount    Percent
                                      ------    -------      ------    -------
                                               (Dollars in thousands)

Residential one- to four-family.....  23,909    83.22%       $23,214    83.08%
Commercial real estate..............   3,661    12.74          3,522    12.60
Multi-family........................      20     0.07             18     0.06
Land................................   1,013     3.53          1,010     3.61
                                      ------   ------        -------   ------
  Total mortgage loans..............  28,603    99.56%        27,764    99.35

Consumer loans......................     126     0.44            181     0.65
                                      ------   ------        -------   ------
  Total loans.......................  28,729   100.00%       $27,945   100.00%
                                      ------   ======        -------   ======
Less:
 Undisbursed portion
  of loans in process...............     135                     69
 Unamortized loan origination
  fees, net or direct costs.........     160                    158
 Allowance for loan losses..........     176                    200
 Allowance for uncollected interest.      55                     12
                                     -------                -------
    Total loans receivable, net..... $28,203                $27,506
                                     =======                =======

     Residential One- to Four-Family Lending. The primary lending activity of the Savings Bank is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. Management believes that this policy of focusing on one- to four-family residential mortgage loans located in its market area has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At June 30, 1998, $23.2 million, or 83.08%, of the Savings Bank's total gross loan portfolio, consisted of loans secured by one- to four-family residential real estate. As of such date, the average balance of the Savings Bank's permanent residential one- to four-family mortgage loans was approximately $36,400. The Savings Bank presently originates for retention in its portfolio fixed-rate mortgage loans with terms of 16 years. The Savings Bank charges a 1% origination fee on its residential one- to four-family mortgage loans.

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

     Commercial Real Estate Lending. Historically, the Savings Bank has engaged in limited amounts of commercial real estate lending in its primary market area and expects to continue that practice. Commercial real estate loans are made for terms up to 15 years, amortized monthly, and at fixed interest rates. Loan-to-value ratios generally do not exceed 50% of appraised property value. At June 30, 1998, such loans totaled $3.5 million, or 12.60%, of total gross loans.

     At June 30, 1998, a commercial real estate loan relationship of $1.2 million represented the Savings Bank's largest loan-to-one borrower relationship at that date. The relationship consisted of a loan made to the corporate owner and operator of a local commercial property. At June 30, 1998, this loan relationship was performing according to its terms.

     At June 30, 1998, the second and third largest commercial real estate loans had outstanding balances of $525,000 and $403,000, respectively, and were secured by first mortgages on commercial properties located in the Savings Bank's market area. Each loan was performing according to its terms at June 30, 1998.

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

     At June 30, 1998, the Savings Bank had two commercial real estate loans outstanding secured by local properties used in petroleum-related activities. Although the Savings Bank is unaware of any underground petroleum contamination at such properties, no assurances can be given that such contamination does not, in fact, exist or that it will not arise in the future. Under current law, the Savings Bank could be liable for the cleanup costs associated with such contamination should it have to foreclose on the properties or take other actions in the event of borrower default. Such costs, if any, often exceed the value of the collateral property. See "REGULATION -- The Savings Bank -- Environmental Issues Associated With Real Estate Lending." Such loans were performing according to their terms at June 30, 1998.

     Multi-family Real Estate Lending. The Savings Bank has historically engaged in a limited amount of multi-family real estate lending. The Savings Bank does not actively solicit multi-family real estate loans as there are a limited number multi-family properties in its market area. At June 30, 1998, the Savings Bank had one multi-family loans in the amount of $18,000. The risks associated with multi-family lending are substantially the same as those associated with commercial lending discussed above.

     Land Lending. The Savings Bank originates loans secured by farm residences and combinations of farm residences and farm real estate. The Savings Bank also originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At June 30, 1998, the Savings Bank's land loan portfolio totaled $1.0 million, or 3.61%, of total gross loans.

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

     Consumer Lending. Consumer lending has traditionally been a small part of the Savings Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At June 30, 1998, the Savings Bank's consumer loan portfolio consisted entirely of loans secured by deposit accounts, which totaled $181,000, or 0.65%, of total gross loans. The interest rate charged on such loans is generally 2% above the interest rate earned on the underlying deposit account. Deposit account loans are payable in monthly payments of principal and interest or in a single payment.

    Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                         After     After     After
                      Due at June 30,    3 Years   5 Years   10 Years
                     -----------------   Through   Through   Through
                     1999   2000  2001   5 Years   10 Years  15 Years   Total
                     ----   ----  ----   -------   --------  --------   -----
                              (In thousands)

Residential one-
  to four-family...$  12    $ 32  $ 58    $399      $2,686    $20,027  $23,214
Commercial real
 estate............   --       3     4     111         857      2,547    3,522
Multi-family.......   --      --    --      --          18         --       18
Land loans.........   --      --    --      11         122        877    1,010
Consumer loans.....  181      --    --      --          --         --      181
                    ----    ----  ----    ----      ------    -------  -------

     Total loans... $193    $ 35  $ 62    $521      $3,683    $23,451  $27,945
                    ====    ====  ====    ====      ======    =======  =======

     The following table sets forth the dollar amount of all loans due after June 30, 1999, all of which have fixed interest rates. The Savings Bank does not originate adjustable rate loans.

                                   Fixed Rates
                                   -----------
                                  (In thousands)

Residential one- to
  four-family....................   $23,202
Commercial real estate...........     3,522
Multi-family.....................        18
Land loans.......................     1,010
Consumer loans...................        --
                                    -------
     Total.......................   $27,752
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

                                                     Year Ended June 30,
                                                     -------------------
                                                     1997           1998
                                                     ----           ----
                                                       (In thousands)

Total mortgage loans at beginning of period......... $23,796     $28,603
Loans originated:
 Residential one- to four-family....................   8,677       4,535
 Commercial real estate.............................   1,353         220
 Land loans.........................................     401         165
                                                     -------     -------
   Total loans originated...........................  10,431       4,920
                                                     -------     -------
Mortgage loan principal repayments..................  (5,572)     (5,324)
Other...............................................     (52)       (254)
Net loan activity...................................   4,807        (658)
                                                     -------     -------
Total gross mortgage loans
 at end of period................................... $28,603     $27,945
                                                     =======     =======

     Loan Origination and Other Fees. The Savings Bank, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Savings Bank is generally 1%, except on loans made to churches for which the Savings Bank does not charge any loan origination fees. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Savings Bank had $158,000 of net deferred mortgage loan fees at June 30, 1998.

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

     The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated.

                                                   At June 30,
                                                 ---------------
                                                 1997       1998
                                                 ----       ----
                                             (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Real estate:
      Residential one- to four-family..........  $561       $211
      Commercial...............................     9         9
      Multi-family.............................    --        --
      Land.....................................    11        11
  Consumer.....................................    --        --
                                                 ----      ----
      Total....................................   581       231
                                                 ----      ----
Accruing loans which are contractually past
 due 90 days or more...........................    --        --
                                                 ----      ----
  Total of nonaccrual and 90 days
    past due loans.............................   581       231

Real estate owned..............................    91       345
                                                 ----      ----
   Total nonperforming assets..................  $672      $576
                                                 ====      ====
Total loans delinquent 90 days or more to
  net loans....................................  2.06%     0.84%

Total loans delinquent 90 days or more to
  total assets.................................  1.76%     0.62%

Total nonperforming assets to total assets.....  2.03%     1.54%

     Interest income, which would have been recorded for the year ended June 30, 1998 had nonaccruing loans been current in accordance with their original terms, amounted to approximately $10,000. The amount of interest included in the results of operations on such loans for the year ended June 30, 1998 amounted to approximately $8,000.

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

     At June 30, 1998, the Savings Bank had $345,000 of real estate owned, with no allowance for losses, consisting of three one- to four-family residences and a tract of raw land. Subsequent to year end, the Savings Bank has been able to sell three of the real estate owned properties.

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

     The aggregate amounts of the Savings Bank's classified assets (as determined by the Savings Bank), and of the Savings Bank's general and specific loss allowances and charge-offs for the dates indicated, were as follows:

                                   At June 30,
                                  --------------
                                  1997      1998
                                  ----      ----
                                   (In thousands)

Loss............................. $ 55      $ 12
Doubtful.........................   --        --
Substandard assets...............  617       564
Special mention..................   --        --

General loss allowances..........  176       200
Specific loss allowances(1)......   --        --
Charge-offs(1)...................   15        --

-----------
(1)    Real estate owned.

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

     At June 30, 1998, the Savings Bank had an allowance for loan losses of $200,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                         Year Ended June 30,
                                         -------------------
                                           1997       1998
                                           ----       ----
                                       (Dollars in thousands)

Allowance at beginning of period.......... $152      $176
Provision for loan losses ................   24        24
Recoveries................................   --        --
Charge-offs...............................   --        --
                                           ----      ----
    Balance at end of period.............. $176      $200
                                           ====      ====
Ratio of allowance to total
 loans outstanding at the end
 of the period............................ 0.61%     0.72%

Ratio of net charge-offs to
 average loans outstanding
 during the period........................   --        --

Ratio of allowance to
 non-performing loans.....................30.29     86.58

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

                                              At June 30,
                         -----------------------------------------------------
                                   1997                       1998
                         -------------------------- --------------------------
                                  As a %     % of            As a %    % of
                                  of Out-  Loans in          of Out-  Loans in
                                 standing  Category         standing  Category
                                 Loans in  to Total         Loans in  to Total
                         Amount  Category   Loans   Amount  Category  Loans
                         ------  --------  -------- ------  --------  --------
                                             (Dollars in thousands)

Real estate -- mortgage:
  Residential one- to-
   four family........... $100    0.42%     83.22%   $120     0.45%    83.08%
  Commercial.............   76    2.08      12.74      80     2.27     12.60
  Multi-family...........   --      --       0.07      --       --      0.06
  Land...................   --      --       3.53      --       --      3.61
Consumer.................   --      --       0.44      --       --      0.65
                          ----             ------    ----             ------
Total allowance
  for loan losses........ $176             100.00%   $200             100.00%
                          ====             ======    ====             ======

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

     The Savings Bank is required under North Carolina regulations to maintain a minimum amount of liquid assets. At June 30, 1998, the Savings Bank's regulatory liquidity was 15.8%. See "REGULATION -- The Savings Bank -- Liquidity." The Corporation's consolidated liquidity was 21.9% at June 30, 1998.

       As of June 30, 1998, the Savings Bank's investment securities portfolio consisted entirely of interest-earning deposits at other banks, FHLB-Atlanta stock and FHLMC stock. At June 30, 1998, the Savings Bank's investment in FHLMC stock and FHLB-Atlanta stock totaled $628,000 and $291,000, respectively. The market value of the Savings Bank's investment portfolio amounted to $758,000 and $919,000 at June 30, 1997 and 1998, respectively.

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

     At June 30, 1998 the Savings Bank had $18.2 million of certificates of deposit. The Savings Bank does not solicit brokered deposits and believes that its jumbo certificates of deposit, which represented 28.1% of total deposits at June 30, 1998, present similar interest rate risk to its other deposit products.

     In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as the sole stockholder of the Savings Bank.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 1998.

Weighted
Average                                                           Percentage
Interest           Checking and                Minimum            of Total
Rate       Term    Savings Deposits            Amount    Balance  Deposits
------     ----    -------------------------   -------   -------  ---------
                                                         (In thousands)

2.96%       --     Money market accounts        $1,000  $  1,137     5.27%
2.25        --     Savings accounts                 25     2,220    10.30

                   Certificates of Deposit
                   -----------------------

6.50        --     Fixed-term, fixed rate(1)        --        12     0.06
7.50        --     Fixed-term, fixed rate(1)        --        29     0.13
8.00        --     Fixed-term, fixed rate(1)        --        22     0.10
5.20     6 months  Fixed-term, fixed-rate        2,500     3,820    17.71
5.60    12 months  Fixed-term, fixed-rate        2,500     3,677    17.05
5.70    18 months  Fixed-term, fixed-rate          500     1,336     6.20
5.96    30 months  Fixed-term, fixed-rate          500     1,103     5.12
6.47    48 months  Fixed-term, fixed-rate        2,500     2,156     9.99
        Negotiable Fixed-term, fixed-rate      100,000     6,052    28.07
                                                         -------   ------
                                                         $21,564   100.00%
                                                         =======   ======
_________
(1) No longer offered.

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 1998. Jumbo certificates of deposit require minimum deposits of $100,000, and have negotiable interest rates.

       Maturity Period                         Amount
       ---------------                         ------
                                           (In thousands)

       Less than three months................  $1,727
       Three through six months..............   1,574
       More than six through twelve months...   1,221
       Over twelve months....................   1,530
                                               ------
            Total............................  $6,052
                                               ======
Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

                                             At June 30,
                                ---------------------------------------------
                                      1997                 1998
                                ----------------  ---------------------------
                                         Percent          Percent
                                           of                of      Increase
                                Amount    Total   Amount    Total   (Decrease)
                                ------   -------  ------   -------  ----------
                                                   (Dollars in thousands)

Regular savings accounts       $ 2,117    11.98%  $2,220   10.30%      $  103
Money market deposit             1,443     8.17    1,137    5.27         (306)
Fixed-rate certificates which
 mature in the year ended in(1):
  Within 1 year                 10,917    61.78   13,802    64.00       2,885
  After 1 year, but within
   2 years                       1,947    11.02    2,251    10.44         304
  After 2 years, but within
   5 years                       1,248     7.05    2,154     9.99         906
                               -------   ------  -------   ------      ------
     Total                     $17,672   100.00% $21,564   100.00%     $3,892
                               =======   ======  =======   ======      ======
_____________
(1) At June 30, 1997 and 1998, jumbo certificates amounted to $3.8 million and $6.1 million, respectively.

Time Deposits by Rates and Maturities

     The following table sets forth the certificates of deposit in the Savings Bank classified by rates at the dates indicated.

                                              At June 30,
                                         ------------------
                                         1997          1998
                                         ----          ----
                                        (In thousands)

  2.00 - 3.99% ......................  $     6       $    --
  4.00 - 5.99% ......................   10,202        12,888
  6.00 - 7.99% ......................    3,566         4,965
  8.00% and over.....................      338           354
                                       -------       -------
   Total.............................  $14,112       $18,207
                                       =======       =======

     The following table sets forth the amount and maturities of certificates of deposit at June 30, 1998.

                                            Amount Due
                  -----------------------------------------------------------
                          More    More     More
                          than    than     than
                          One     Two      Three                    Percent
                  Less    Year    Years    Years                    Of Total
                  Than     to      to       to     After            Certi-
                  One     Two     Three    Four      4              ficate
                  Year    Year    Years    Years   Years    Total   Accounts
                  ----    ----    -----    -----   -----    -----   --------
                                      (In thousands)

4.00 - 5.99%... $11,242  $1,431   $  161   $  54   $ --    $12,888   70.79%
6.00 - 7.99%...   2,559     725      943     530    208      4,965   27.27
8.00% and over.      --      94      260      --     --        354    1.94
                -------  ------   ------   -----   ----    -------  ------
    Total...... $13,801  $2,250   $1,364   $ 584   $208    $18,207  100.00%
                =======  ======   ======   =====   ====    =======  ======

Deposit Activities

    The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                Year Ended June 30,
                                -------------------
                                1997          1998
                                   (In thousands)

  Beginning balance. . . .      $20,346    $17,672
                                -------    -------
  Net increase (decrease)
   before interest credited .    (3,639)     2,897
  Interest credited. . .            965        995
                                 _______     _____
  Net increase (decrease) in
   savings deposits. . .         (2,674)     3,892
                                 -------     -----

  Ending balance . . . .        $17,672    $21,564
                                =======    =======
Borrowings

       Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for general business purposes. The Savings Bank has the ability to use advances from the FHLB-Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Atlanta functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Atlanta, the Savings Bank is required to own capital stock in the FHLB-Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 1998, and during the two years ended June 30, 1998, the Savings Bank had no borrowings from the FHLB-Atlanta.

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

Subsidiary Activities

     The Savings Bank has one wholly-owned subsidiary, Mitchell Mortgage and Investment Co., Inc., which was formed to hold stock in the Savings Bank's data processing servicer. This subsidiary has been inactive for the past five years. At June 30, 1998, the Savings Bank's investment in the subsidiary was $15,000.

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

     Deposit Insurance. The FDIC insures deposits at the Savings Bank to the maximum extent permitted by law. The Savings Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The Savings Bank's assessments expensed for the year ended June 30, 1998 equaled $12,000.

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

        An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to mandatory and discretionary restrictions on its operations.

     At June 30, 1998, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

     FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. However, no measurement framework for assessing the level of a bank's interest rate risk exposure has been codified. In the future, the FDIC will issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure.

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

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At June 30, 1998, the Savings Bank had a Tier 1 leverage capital ratio of 31.8% and net worth of 32.5% of total assets.

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

     Subject to certain regulatory exceptions, FDIC regulations provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank or for which the FDIC has granted and exception must cease the impermissible activity.

     Loans-to-One-Borrower. The Savings Bank is subject to the Administrator's loan-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings institution also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million, or 30% of the savings institution's net worth, provided that (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of net worth; and (v) the institution's regulator issued an order permitting the savings institution to use this higher limit. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debt in an amount up to 50% of net worth.

     At June 30, 1998 the Savings Bank's loans-to-one-borrower limit was approximately $1.7 million. At June 30, 1998, the largest aggregate amount of loans by the Savings Bank to any one borrower was approximately $1.2 million, which was a loan made to the corporate owner and operator of a local commercial property. See "-- Lending Activities -- Commercial Real Estate Lending."

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

     Federal Reserve System. All depository institutions that maintain transaction accounts or nonpersonal time deposits must maintain reserve requirements (under "Regulation D") imposed by the Federal Reserve. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $54.0 million of transaction accounts, of which the first $4.2 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of June 30, 1998, the Savings Bank met its reserve requirements.

     Liquidity. The Savings Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investment with maturities in excess of five years. At June 30, 1998, the Savings Bank's liquidity ratio calculated in accordance with North Carolina regulations, was approximately 15.8%.

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

     The Interstate Banking Act also provides for interstate branching. The McFadden Act of 1927 established state lines as the ultimate barrier to geographic expansion of a banking network by branching. The Interstate Banking Act withdraws these barriers, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically prohibited interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may prohibit interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting interstate branching transactions.

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

                                 TAXATION

Federal Taxation

     General. The Corporation and the Savings Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Corporation.

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

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the percentage of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction must be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture of the pre-1988 bad debt reserve in the case of certain excess distributions to shareholders.

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

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended ("Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

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

State and Local Taxation

     The North Carolina corporate income tax is 7.5% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition, for tax years beginning in 1991, 1992, 1993 and 1994, corporate taxpayers were required to pay a surtax equal to 4%, 3%, 2% and 1%, respectively, of the state income tax otherwise payable by it. An annual state franchise tax is imposed a rate of 0.15% applied to the greater of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

     The Corporation's and the Savings Bank's North Carolina income tax returns have not been audited during the last five years.

Personnel

     As of June 30, 1998, the Savings Bank had six full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees is good.

Item 2.  Description of Property
--------------------------------

     The Savings Bank has no branch offices. The Savings Bank owns its main office located at 210 Oak Avenue, Spruce Pine, North Carolina 28777. The office was opened in 1957 and the square footage is approximately 5,400 feet. At June 30,1998, the net book value of the property (including land and building) and the Savings Bank's fixtures, furniture and equipment was $56,000.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The common stock of Mitchell Bancorp is traded in the over-the counter market as reported on The Nasdaq SmallCap Market under the symbol "MBSP." As of September 14, 1998, there were approximately 302 shareholders of record.

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

     The stock prices shown below reflect the initial public offering ("IPO") price and the high and low prices by quarter as reported by The Nasdaq Stock Market from July 12, 1996, the initial offering date, through the year ended June 30, 1998.

                                     Market Price          Cash
                                     ------------      Dividends Paid
                                     High    Low         Per Share
                                     ----    ---         ---------

            IPO.....................$10.00  $10.00         $ --

            September 30, 1996...... 12.75   10.125          --
            December 31, 1996....... 14.25   12.125          --
            March 31, 1997.......... 16.00    13.75         .20
            June 30, 1997........... 16.75    15.25          --
            September 30, 1997......17.375   16.375         .20
            December 31, 1997....... 18.00    17.00          --
            March 31, 1998.......... 17.50    16.625        .20
            June 30, 1998........... 17.50    16.50          --

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

Proposed Merger with First Western Bank

     As previously announced, on August 13, 1998, the Company entered into a definitive Agreement and Plan of Merger ("Agreement") with First Western Bank, Burnsville, North Carolina ("First Western") pursuant to which the Company and the Savings Bank will be merged into First Western. The surviving entity will be First Western, a commercial bank chartered by the State of North Carolina. The Agreement provides that each share of the Company's common stock will be exchanged for 1.60 shares of First Western common stock, $20.00 in cash, or a combination thereof, subject to the requirement that no more than 49.9% of the total merger consideration may be paid in cash. The Savings Bank's Employee Stock Ownership Plan ("ESOP") will have first preference to the cash consideration in order to retire the loan incurred by it (outstanding balance of approximately $679,000 at June 30, 1998) to acquire shares of the Company's common stock issued in the Savings Bank's mutual-to-stock conversion. The merger is intended to constitute a tax-free reorganization and to be accounted for as a purchase. Consummation of the merger is subject to several conditions, including receipt of applicable regulatory approvals and approval by both the Company's and First Western's stockholders.

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

Comparison of Financial Condition at June 30, 1997 and June 30, 1998

     The Company's total consolidated assets increased by approximately $4.2 million, or 12.8% from $33.1 million at June 30, 1997 to $37.3 million at June 30, 1998. The increase in assets for the year was primarily attributable to the increase in deposits, appreciation in investments and retained net income from operations for the year.

     The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1997 and June 30, 1998. Net loans decreased $443,000 after considering the $254,000 increase in real estate owned which was acquired in satisfaction of mortgage loans.

    Consistent with its historical lending practices, virtually all of the Company's loan portfolio at June 30, 1998 consisted of fixed rate loans with maturities up to 16 years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See "-- Liquidity and Capital Resources" discussion below.

     Deposits increased $3.9 million, or 22.0%, from $17.7 million at June 30, 1997 to $21.6 million at June 30, 1998. The increase in deposits was primarily attributable to the Company's ability to attract new certificate accounts of which $2.3 million was in jumbo certificates. The Company has concentrated its efforts on the competitive pricing and advertisement of its certificate products.

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

Comparison of Results of Operations for the Year June 30, 1997 and 1998

     Net Income. Net income decreased $38,000 from net income of $471,000 for the year ended June 30, 1997 to $433,000 for the year ended June 30, 1998.
The decrease was primarily attributable to an overall increase in compensation and employee benefits of $154,000 offset by a decrease in deposit insurance premiums of $143,000. Additional compensation and benefits resulted from a $98,000 accrual of expense for the MRP plan awards granted in 1998, normal salary increases and the addition of one new director during 1998. The return on average assets was 1.23% for the year ended June 30, 1998 compared to 1.37% for 1997.

     Net Interest Income. Net interest income increased $25,000 to $1.7 million for the year ended June 30, 1998. The improvement in net interest income primarily reflects additional interest earned on a $1.9 million increase in the balance of average loans outstanding for 1998 as compared to 1997, offset by higher interest expense for an increase in average deposits outstanding and lower interest income derived from interest-earning deposits. The interest rate spread remained relatively constant for the two years. The interest rate spread was 2.74% for 1998 and the net interest margin decreased 11 basis points from 5.05% in 1997 to 4.94% in 1998.

     Interest Income. Total interest income increased $114,000 from $2.7 million for the year ended June 30, 1997 to $2.8 million for the year ended June 30, 1998. Interest on loans increased $185,000 as a result of a $1.9 million increase in average loans outstanding and an 8 basis point increase in the average yield. Interest on overnight funds decreased by $71,000 as the average invested balance for 1998 decreased by approximately $655,000 and the average yield decreased by 57 basis points.

     Interest Expense. Interest expense increased $89,000 from $975,000 for the year ended June 30, 1997 to approximately $1.1 million for the year ended June 30, 1998. The increase for 1998 was the result of a $1.6 million increase in average deposits outstanding, principally certificates of deposits which have the highest cost of funds. Of the total increase of $89,000, $59,000 was attributable to an increase in average jumbo certificates of deposits outstanding during 1998.

      Provision for Loan Losses. The provision for loan losses for 1997 and 1998 was $24,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relating to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of the loss allowance to non-performing loans at June 30, 1988 was 86.58% and nonperforming assets to total assets was 1.54%.

      Non-Interest Income. Non-interest income continues to be an insignificant source of income for the Company.

      Non-Interest Expense. Non-interest expense increased by $40,000 from $907,000 for the year ending June 30, 1997 to $947,00 for 1998. This increase was the result of additional compensation and employee benefits offset by reduced deposit insurance premiums as previously discussed. Other non-interest expense includes in 1998 cost association with the Company's strategic planning and ultimate announcement of a definitive agreement for merger on August 13, 1998. Expenses for net occupancy and data processing remained unchanged in comparison to 1997.

      Income Taxes. Income tax expense for the year ending June 30, 1998 was $309,000 compared to income tax expense of $289,000 for the same period in 1997. The effective tax rate for 1998 was 41.6% compared to 38.0% for 1997. Income tax expense is the product of taxable income less deductible expenses. In 1998, there were additional expenses which are not deductible for income tax purposes. These expenses related to the merger activity and additional expense recognized for the fair value of ESOP shares released in excess of cost.


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

                                                      Year Ended June 30,                           At
                                    -----------------------------------------------------------  June 30,
                                                1996                            1997               1997
                                    ---------------------------    ----------------------------    ----
                                              Interest   Average              Interest   Average
                                    Average      and     Yield/    Average       and     Yield/
                                    Balance   Dividends   Cost     Balance    Dividends   Cost
                                    -------   ---------   ----     -------    ---------   ----
                                      (Dollars in thousands)
Interest-earning assets:
 Mortgage loans...............     $26,470     $2,248     8.49%    $28,376     $2,433     8.57%    8.33%
 Consumer loans...............         143          9     6.29         145          9     6.21     6.18
                                   -------     ------              -------     ------
   Total net loans............      26,613      2,257     8.48      28,521      2,442     8.56     8.28

FHLMC stock(1)................          13          6    46.15          13          6    46.15    46.15

Daily interest-bearing
  deposits ...................       6,419        375     5.84       5,764        304     5.27     5.25
FHLB stock....................         292         21     7.19         292         21     7.19     7.20
                                   -------     ------              -------     ------
   Total interest-earning
     assets...................      33,337     $2,659     7.98      34,590     $2,773     8.02     7.64
                                               ======                          ======
Non-interest-earning assets:
 Office properties and
  equipment, net..............          67                              60
 Real estate, net.............          72                             180
 Non-interest-earning assets..         939                             434
                                   -------                         -------
   Total assets...............     $34,415                         $35,264
                                   =======                         =======
Interest-bearing liabilities:



 Passbook accounts............     $ 2,129         60     2.82     $ 2,161         49     2.27     2.25
 Money market accounts........       1,544         46     2.98       1,283         38     2.96     2.96
 Certificates of deposit......      14,903        869     5.83      16,692        977     5.85     5.90
                                   -------     ------              -------     ------
   Total interest-bearing
     liabilities..............      18,576        975     5.25      20,136      1,064     5.28     5.37

Non-interest-bearing
  liabilities.................       1,181                           1,206
                                   -------                         -------
   Total liabilities..........      19,757                          21,342
Stockholders' equity..........      14,658                          13,922
                                   -------                         -------
   Total liabilities and
     stockholders' equity.....     $34,415                         $35,264
                                   =======                         =======
Net interest income...........                 $1,684                          $1,709
                                               ======                          ======
Interest rate spread (2)......                            2.73%                            2.74%   2.27%
                                                          ====                             ====    ====
Net interest margin (3).......                            5.05%                            4.94%
                                                          ====                             ====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities..........                          179.46%                          171.78%
                                                        ======                           ======


------------
(1)    Stated at amortized cost.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income of the Savings Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume);
(iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) the net change (the sum of the prior columns).



                                      Year Ended June 30, 1997           Year Ended June 30, 1998
                                      Compared to June 30, 1996          Compared to June 30, 1997
                                         Increase (Decrease)                Increase (Decrease)
                                              Due to                             Due to
                                    -----------------------------     -----------------------------
                                                      Rate/                             Rate/
                                    Rate    Volume   Volume   Net     Rate    Volume   Volume   Net
                                    ----    ------   ------   ---     ----    ------   ------   ---
                                                              (In thousands)
Interest-earning assets:
 Mortgage loans.............       $ (54)    $315     $ (7)  $254    $  21      $162     $ 2   $ 185
 Consumer loans.............          (1)      (2)      --     (3)      --        --      --      --
                                   -----     ----     ----   ----     ----      ----     ---    ----
  Total loans...............         (55)     313       (7)   251       21       162       2     185

Investment securities.......           2       --       --      2       --        --      --      --
Daily interest-earning
  deposits .................          35       87       13    135      (37)      (38)      4     (71)
 FHLB stock.................          --       --       --     --       --        --      --      --
                                   -----     ----     ----   ----     ----      ----     ---    ----
Total interest-earning
  assets....................         (18)     400        6    388      (16)      124       6     114
                                   -----     ----     ----   ----     ----      ----     ---    ----
Interest expense:
Interest-bearing deposits...         (36)    (144)      (6)  (186)      (9)       97       1      89
                                   -----     ----     ----   ----     ----      ----     ---    ----
Total interest-bearing
  liabilities...............         (36)    (144)      (6)  (186)      (9)       97       1      89
                                   -----     ----     ----   ----     ----      ----     ---    ----
Net change in net
   interest income..........       $  18     $544     $ 12   $574     $ (7)     $ 27     $ 5    $ 25
                                   =====     ====     ====   ====     ====      ====     ===    ====


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

     The Savings Bank has perceived its market niche to be that of a traditional thrift lender that originates fixed rate residential loans for its portfolio and uses its capital position to absorb the adverse consequences of the increased interest rate risk associated with this strategy. As an integral part of this strategy, the Savings Bank has historically concentrated its lending activity on the origination of long-term, fixed-rate, residential one- to four-family mortgage loans and commercial real estate and multi-family loans. As of June 30, 1998, all of the Savings Bank's total loans, net of loans in process and non-performing loans, were fixed rate loans.

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

     The extent of interest rate risk to which the Savings Bank is subject is monitored by management through an analysis of the institution's interest sensitivity gap (the difference between the amounts of interest-earning assets and interest-bearing liabilities repricing during a given time), as well as by other means. At June 30, 1998, the Savings Bank's interest-bearing liabilities that were estimated to mature or reprice within one year exceeded its interest-earning assets with the same characteristics by $3.5 million for a cumulative one-year negative gap to total rate sensitive assets of 30%. An institution with a significant negative gap, like the Savings Bank, could expect adverse effects on liquidity, net interest margin and net interest income during a period of rising interest rates. The Savings Bank has recently adopted a strategy to extend the term of its liabilities in the form of longer term certificate accounts and maintain adequate liquidity levels to address its interest rate risk exposure, however, most of its liabilities are still short term certificate accounts and as a result does not reflect the implementation of this new strategy. The Savings Bank's one year interest sensitivity gap as a percentage of total rate sensitive assets on June 30, 1998 was negative 30%. At June 30, 1998, the Savings Bank's three year cumulative interest rate sensitivity gap as a percentage of total interest-earning assets was positive 1% and its five year cumulative interest rate sensitivity gap as a percentage of total interest-earning assets was positive 16%.

     The following table presents the Savings Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 1998.

                                       Within                  Over     Over
                                        Six      6 Months       1-3      3-5      5-10
                                       Months   to One Year    Years    Years    Years    Total
                                       ------   -----------    -----    -----    -----    -----
                                                      (Dollars in thousands)
Interest-earning assets:

 Residential one- to four-family
  loans...........................   $3,095       $2,690       $7,679   $4,388  $ 5,059   $22,911
 Commercial real estate...........       93           98          434      512    2,392     3,529
 Multi-family.....................       --           --           --       --       18        18
 Land.............................       --           --           --       --    1,010     1,010
 Consumer loans...................      181           --           --       --       --       181
 Investment securities and
  interest-bearing deposits.......    5,448           --           --       --       --     5,448
                                     ------      -------       ------   ------  -------   -------
   Total rate sensitive assets....   $8,817       $2,788       $8,113   $4,900  $ 8,479   $33,097
                                     ======      =======       ======   ======  =======   =======
Interest-bearing liabilities:

 Deposits:
  Regular savings.................   $  197       $  180       $  573   $  374  $   896   $ 2,220
  Money market deposit accounts...      616          282          125       60       54     1,137
  Certificates of deposit.........    5,977        7,840        3,618      772       --    18,207
  Other borrowings................        9           --          111       --      559       679
                                     ------      -------       ------   ------  -------   -------
   Total rate sensitive
     liabilities..................   $6,799       $8,302       $4,427   $1,206  $ 1,509   $22,243
                                     ======      =======       ======   ======  =======   =======
Excess (deficiency) of interest
 sensitivity assets over interest
 sensitivity liabilities .........   $2,018      $(5,514)      $3,686   $3,694  $ 6,970   $10,854
                                     ======      =======       ======   ======  =======   =======
Cumulative excess (deficiency) of
 interest sensitivity assets......   $2,018      $(3,496)      $  190   $3,884  $10,854   $10,854
                                     ======      =======       ======   ======  =======   =======
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities .............      130%          77%         101%     119%     149%      149%
Interest sensitivity gap to total
  assets..........................        6%         (16)%         11%      11%      20%       31%
Ratio of interest-earning assets to
  interest-bearing liabilities....      130%           34%        183%     406%     562%      149%
Ratio of cumulative gap to total
  assets..........................        6%         (10)%          1%      11%      31%       31%
Interest sensitivity gap to
 total rate sensitive assets......       23%        (198)%         45%      75%      82%       33%
Ratio of cumulative gap to
 total rate sensitive assets......       23%         (30)%          1%      16%      33%       33%


                                                           36

Rate/Volume Analysis

    The Savings Bank's analysis of its interest-rate sensitivity, as illustrated in the preceding table, incorporates certain assumptions regarding the amortization of loans and other interest-earning assets and the withdrawal of deposits. The Savings Bank's interest-rate sensitivity analysis, as illustrated in the foregoing table, could vary substantially if different assumptions were used or if actual experience differs from the assumptions used. The assumptions used in preparing the table are based on market loan prepayment rates and market deposit decay rates observed by the FHLB-Atlanta on or about June 30, 1998. The Savings Bank believes that the FHLB-Atlanta assumptions are a realistic representation of its own portfolio.

    Net Portfolio Value and Net Interest Income Analysis. In addition to the interest rate gap analysis as discussed above, management monitors the Savings Bank's interest rate sensitivity through the use of a model which estimates the change in NPV (net portfolio value) and net interest income in response to a range of assumed changes in market interest rates. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet items. The model estimates the effect on the Savings Bank's NPV and net interest income of instantaneous and permanent 200 and 400 basis point increases and decreases in market interest rates. The Savings Bank's Board of Directors has established maximum acceptable decreases in NPV and net interest income for the various rate scenarios. The following information is presented as of June 30, 1998.

     Change in                          Net Portfolio Value
   Interest Rates          -----------------------------------------------
  in Basis Points                                                    Board
    (Rate Shock)           Amount         $ Change       % Change    Limit
    ------------           ------         ---------      --------    -----
                                   (Dollars in thousands)

        400               $ 8,984         $(3,039)         (25)%      110%
        200                10,697          (1,326)         (11)        60
          0                12,023              --           --         --
       (200)               12,947             924            8         60
       (400)               14,231           2,208           18        130


    Interest Rate Sensitivity of Net Portfolio Value. The table below measures interest rate risk by estimating the change in market value of the Savings Bank's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). The model first estimates the level of the Savings Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Savings Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Savings Bank's exposure to interest rate risk. The data presented is as of June 30, 1998.

                                      37
PAGE

                              -400       -200                +200      +400
                             Basis      Basis     No         Basis     Basis
                             Points     Points    Change     Points    Points
                             ------     ------    ------     ------    ------
                                      (Dollars in thousands)
ASSETS
Mortgage loans............  $31,217    $29,508    $28,167    $26,356  $24,201
Non-mortgage loans........      181        181        181        180      180
Cash, deposits and
  securities..............    6,212      6,147      6,081      6,015    5,950
Nonperforming loans and
 real estate .............      393        390        388        385      382
Premises and equipment....       56         56         56         56       56
Other assets..............      606        605        604        602      599
                            -------    -------    -------    -------  -------
TOTAL ASSETS..............   38,665     36,887     35,477     33,594   31,368
                            -------    -------    -------    -------  -------
LIABILITIES
Deposits .................   22,363     21,978     21,586     21,110   20,667
Other liabilities.........    2,071      1,962      1,868      1,787    1,717
                            -------    -------    -------    -------  -------
TOTAL LIABILITIES.........   24,434     23,940     23,454     22,897   22,384
                            -------    -------    -------    -------  -------
Net portfolio value.......   14,231     12,947     12,023     10,697    8,984

Percent change ...........       18%         8%        --%      (11)%    (25)%

    Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions management may undertake in response to changes in interest rates.

    In the event of a 200 basis point decrease in interest rates, the Savings Bank would be expected to experience an 7.7% increase in NPV and a 2.4% increase in net interest income. In the event of a 200 basis point increase in interest rates, a 11.1% decrease in NPV and a .88% decrease in net interest income would be expected. Based upon the modeling described above, the Savings Bank's asset and liability structure results in increases in NPV and in net interest income in a declining interest rate scenario and decreases in NPV and in net interest income in a rising interest rate scenario. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment.

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

     The primary investing activity of the Savings Bank is the origination of fixed-rate mortgage loans. During the years ended June 30, 1997 and 1998 and the Savings Bank originated mortgage loans in the amounts of $10.4 million and $4.9 million, respectively. Other investing activities include the purchase of overnight deposits.

     The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1997 and 1998, the Savings Bank used its liquidity primarily to fund deposit withdrawals and loan originations.

     From June 30, 1997 to June 30, 1998, deposits at the Savings Bank increased from $17.7 million to $21.6 million. The increase during this period is a result of new certificate of deposits, primarily jumbo certificates, attracted by the Savings Bank. Because of its high level of liquidity, the Savings Bank does not believe that a moderate decrease in deposits will have a significant impact on its financial condition and results of operations. However, the Savings Bank plans to develop strategies to continue attracting new deposits.

     At June 30, 1998, certificates of deposit amounted to $18.2 million, or 84.43%, of the Savings Bank's total deposits, including $13.8 million which were scheduled to mature by June 30, 1999. Historically, the Savings Bank has been able to retain a significant amount of its maturing deposits. Management of the Savings Bank believes it can adjust the interest rates of savings certificates to retain deposits in changing interest rate environments.

     The Savings Bank is required to maintain specific amounts of capital pursuant to FDIC requirements. As of June 30, 1998, the Savings Bank was in compliance with all regulatory capital requirements which were effective as of such date with a Tier 1 leverage capital ratio of 31.8%.

Impact of New Accounting Pronouncements

     Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements.
SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements are required to be reclassified to reflect the provisions of this statement. SFAS 130 was adopted for the June 30, 1998 financial statements.

     Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," issued in February 1998, standardizes disclosure requirements for pensions and other postretirement benefits and requires additional disclosure on changes in benefit obligations and fair values of plan assets in order to facilitate financial analysis. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged.

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position. Under this standard, all derivative instruments should be measured at fair value. At the date of initial application, an entity may transfer any held-to-maturity securities into the available-for-sale category or the trading category, although the Company has no intention of doing so.
An entity will then be able in the future to designate a security transferred
into the available-for-sale category as a hedged item.   SFAS No. 133 is
effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company and the Savings Bank do not invest in derivative instruments or enter into hedging transactions, adoption of this statement is not anticipated to have a significant effect on the Company's financial position or results of operations.

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

Year 2000 Compliance

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

Item 7.  Financial Statements
-----------------------------

                      Index to Financial Statements

         Independent Auditors Report
         Consolidated Balance Sheets, June 30, 1997 and 1998
         Consolidated Statements of Comprehensive Income For the Years Ended
          June 30, 1997 and 1998
         Consolidated Statements of Stockholders' Equity For the Years Ended
          June 30, 1997 and 1998
         Consolidated Statements of Cash Flows For the Years Ended June 30, 1997 and 1998
         Notes to Consolidated Financial Statements

                    [Letterhead of Crisp Hughes and Evans LLP]

                          Independent Auditors' Report


Board of Directors
Mitchell Bancorp, Inc. and Subsidiary
Spruce Pine, North Carolina

We have audited the accompanying consolidated balance sheets of Mitchell Bancorp, Inc. and Subsidiary as of June 30, 1997 and 1998, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitchell Bancorp, Inc. and Subsidiary as of June 30, 1997 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                       /s/Crisp Hughes and Evans LLP
Asheville, North Carolina
July 23, 1998, except for
Note 19, as to which the
date is August 17, 1998

                   MITCHELL BANCORP, INC. AND SUBSIDIARY

                        Consolidated Balance Sheets
                     (in thousands, except share data)


                                                  June 30,
                                       ---------------------------
           Assets                           1997           1998
           ------                           ----           ----

Cash and due from banks                $     211      $      44
Interest earning deposits                  3,395          8,115
Investment securities:
   Available for sale (amortized cost
     of $13 in 1997 and 1998)                467            628
Loans receivable, net                     28,203         27,506
Real estate owned                             91            345
Premises and equipment, net                   65             56
Federal Home Loan Bank stock                 291            291
Accrued interest receivable                    7              5
Deferred income taxes                        164            142
Prepaid expenses and other assets            165            174
                                       ---------      ---------
          Total assets                 $  33,059      $  37,306
                                       =========      =========

   Liabilities and Stockholders' Equity
   ------------------------------------

Deposits                               $  17,672      $  21,564
Accrued interest payable                      63             76
Accrued expenses and other liabilities       845            992
Current income taxes payable                 154             42
                                       ---------      ---------
          Total liabilities               18,734         22,674
                                       ---------      ---------

Stockholders' equity:
   Common stock ($.01 par value,
    3,000,000 shares authorized;
    979,897 issued; 930,902 shares
    outstanding at June 30, 1997
    and 1998)                                 10             10
   Paid in capital                         9,225          9,274
   Retained earnings, substantially
    restricted                             6,329          6,419
   Treasury stock, at cost (48,995
    shares at June 30,1997 and 1998)        (784)          (784)
   Accumulated other comprehensive
    income                                   277            374
   Unearned compensation:
      Employee stock ownership plan         (732)          (661)
                                       ---------      ---------
          Total stockholders' equity      14,325         14,632
                                       ---------      ---------
          Total liabilities and stock-
           holders' equity             $  33,059      $  37,306
                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                   MITCHELL BANCORP, INC. AND SUBSIDIARY

              Consolidated Statements of Comprehensive Income
                   (in thousands, except per share data)

                                            For Years Ended June 30,
                                            ------------------------
                                             1997             1998
                                             ----             ----

Interest income:
   Loans                                 $    2,257      $    2,442
   Investments                                   27              27
   Interest earning deposits                    375             304
                                          ---------       ---------
          Total interest income               2,659           2,773

Interest expense:
   Deposits                                     975           1,064
                                          ---------       ---------
          Net interest income                 1,684           1,709

Provision for loan losses                        24              24
                                          ---------       ---------
          Net interest income after
            provision for loan losses         1,660           1,685

Non-interest income:
   Gain on real estate owned                      3               -
   Other                                          4               4
                                          ---------       ---------
          Total non interest income               7               4
                                          ---------       ---------
Non interest expenses:
   Compensation                                 318             498
   Other employee benefits                      159             133
   Net occupancy expense                         27              27
   Deposit insurance premiums                   155              12
   Data processing                               27              27
   Other                                        221             250
                                          ---------       ---------
          Total non interest expenses           907             947
                                          ---------       ---------
          Income before income taxes            760             742

Income tax expense                              289             309
                                          ---------       ---------
          Net income                            471             433

Other comprehensive income:
   Net unrealized gains on securities
    available for sale, net of income
    taxes of $71 and $64, respectively          111              97
                                          ---------       ---------
          Comprehensive income            $     582       $     530
                                          =========       =========

Basic and diluted net income per share    $     .53       $     .50

The accompanying notes are an integral part of these consolidated financial statements.



                                     MITCHELL BANCORP, INC. AND SUBSIDIARY

                               Consolidated Statements of Stockholders' Equity
                                                   (in thousands)
                                                                         Accumulated
                                                                           Other
                                                                           Compre-    Unearned
                              Common    Paid-in     Retained    Treasury   hensive  Compensation
                              Stock     Capital     Earnings     Stock     Income     For ESOP     Total
                              -----     -------     --------     -----     ------     --------     -----

Balance at June 30, 1996     $    10   $  9,204     $  6,038   $     -    $   166     $  (784)  $ 14,634
Comprehensive income:
 Net income                        -          -          471         -          -           -        471
  Other comprehensive income:
    Unrealized gain on
     securities available
     for sale, net of income
     taxes                         -          -            -         -        111           -        111
                             -------   --------     --------   -------    -------     -------   --------
       Comprehensive income        -          -          471         -        111           -        582
                             -------   --------     --------   -------    -------     -------   --------
Dividends paid ($.20 per
 share)                            -          -         (180)        -          -           -       (180)

Earned compensation  ESOP          -         21            -         -          -          52         73

Repurchase of common stock
 (48,995 shares)                   -          -            -      (784)         -           -       (784)
                             -------   --------     --------   -------    -------     -------   --------
Balance at June 30, 1997          10      9,225        6,329      (784)       277        (732)    14,325

Comprehensive income:
 Net income                        -          -          433         -          -           -        433
  Other comprehensive income:
   Unrealized gain on
    securities available for
    sale, net of income
    taxes                          -          -            -         -         97           -         97
                             -------   --------     --------   -------    -------     -------   --------

      Comprehensive income         -          -          433         -         97           -        530
                             -------   --------     --------   -------    -------     -------   --------
Dividends paid ($.40 per share)    -          -         (343)        -          -           -       (343)

Earned compensation  ESOP          -         49            -         -          -          71        120
                             -------   --------     --------   -------    -------     -------   --------
Balance at June 30, 1998     $    10   $  9,274     $  6,419   $  (784)   $   374     $  (661)  $ 14,632
                             =======   ========     ========   =======    =======     =======   ========



The accompanying notes are an integral part of these consolidated financial statements.

                                                         44

                      MITCHELL BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                               Years Ended June 30,
                                              ---------------------
                                              1997             1998
                                              ----             ----

Operating activities:
     Net income                            $    471         $    433
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation                             11               10
        Provision for loan losses                24               24
        Amortization of ESOP compensation        73              120
        Increase (decrease) in reserve for
          uncollected interest                   11              (43)
        Deferred income taxes (benefit)          (5)             (42)
        Net increase (decrease) in
          deferred loan fees                     36               (2)
        Gain on real estate owned                (3)               -
        (Increase) decrease in accrued
          interest receivable                     2                2
        (Increase) decrease in prepaid
          expenses and other assets             (27)              16
        Increase in accrued interest
          payable                                 3               13
        Increase in accrued expenses and
          other liabilities                     133               35
                                           --------         --------
            Net cash provided by operating
              activities                        729              566
                                           --------         --------
Investing activities:
     Net (increase) decrease in loans        (4,714)             464
     Purchase of premises and equipment          (6)              (1)
     Investment in life insurance cash
       surrender value                          (24)             (25)
                                           --------         --------
         Net cash provided (used) by
           investing activities              (4,744)             438
                                           --------         --------
Financing activities:
     Net increase (decrease) in deposits     (2,674)           3,892
     Repurchase of common stock                (784)               -
     Dividends paid                            (180)            (343)
     Repayment from stock oversubscriptions    (523)               -
     Paid conversion cost                      (347)               -
                                           --------         --------
         Net cash provided (used) by
           financing activities              (4,508)           3,549
                                           --------         --------
         Increase (decrease) in cash and
           cash equivalents                  (8,523)           4,553

Cash and cash equivalents at beginning
  of year                                    12,129            3,606
                                           --------         --------
Cash and cash equivalents at end of year   $  3,606         $  8,159
                                           ========         ========

Supplemental disclosures of cash flow
information:
     Cash paid during the year for:
      Interest                             $    972         $  1,051
      Income taxes                              196              463
                                           ========         ========
     Noncash transactions:
      Real estate acquired in satisfac-
       tion of mortgage loans              $     74         $   (254)
      Loans to facilitate sale of real
       estate owned                              70                -
      Unrealized gain on securities avail-
       able for sale, net of deferred tax
       liability of $71 and $64 in 1997
       and 1998, respectively                   111               97
                                           ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                     MITCHELL BANCORP, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                             June 30, 1997 and 1998
                        (tabular amounts in thousands)


1.   Organization
     ------------

Mitchell Bancorp, Inc. ("Bancorp") is a bank holding company organized in February 1996 to become the holding company for Mitchell Savings Bank, Inc. S.S.B. ("Savings Bank"). Bancorp became the holding company of the Savings Bank upon the conversion of the Savings Bank from a North Carolina-chartered mutual savings bank to a North Carolina chartered stock savings bank (see Note
15).

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Bancorp, Savings Bank, and MMI. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loans Receivable - Loans receivable are carried at their unpaid principal balance less, where applicable, undisbursed funds, net deferred loan fees, and allowance for losses. Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Interest accrual is discontinued when a loan becomes 90 days delinquent unless, in management's opinion,

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

the loan is well secured and in process of collection. Interest income on impaired loans is subsequently recognized on a cash basis, until such time that, in management's opinion, the borrower will be able to meet payments as they become due.

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

Loan Origination Fees - Loan fees result from the Savings Bank originating mortgage loans. Such fees and certain direct incremental costs related to origination of such loans are deferred ("net deferred loan fees") and reflected as a reduction of the carrying value of mortgage loans. The net deferred fees (or costs) are amortized using the interest method over the contractual lives of the loans. Unamortized net deferred loan fees on loans sold prior to maturity are credited to income at the time of sale.

Investment Securities - All of the Company's investments which consist solely of FHLMC stock have been identified as available for sale and recorded at market value. The unrealized gains are reported as a component of stockholders' equity. Gains or losses on sales of securities available for sale are based on the specific identification method.

Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives. The cost of maintenance and repairs is charged to expense as incurred while expenditures which materially increase property lives are capitalized.

Federal Home Loan Bank Stock - Investment in stock of a Federal Home Loan Bank is required by law of every federally insured savings and loan or savings bank. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value.

Real Estate Owned - Real estate acquired through, or in lieu of, loan foreclosure is carried at the lower of fair value minus estimated costs to sell or cost, which is redefined as the fair value at the time of foreclosure. If fair value minus estimated costs to sell is less than cost, a valuation allowance is recognized. If the fair value less estimated costs to sell subsequently increases, the valuation allowance is reduced, but not below zero. Increases or decreases in the valuation allowance are charged or credited to income. Gains on sales of real estate owned are deferred to the extent that gains are not received in

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

cash. Deferred gains are taken into income in the same ratio as the loan balances are reduced.

Income Taxes - The Company utilizes the liability method of computing income taxes. Under the liability method, deferred tax liabilities and assets are established for future tax return effects of temporary differences between the stated value of assets and liabilities for financial reporting purposes and their tax basis. The focus is on accruing the appropriate balance sheet deferred tax amount, with the statement of earnings effect being the result of changes in balance sheet amounts from period to period. Current income tax expense is provided based upon the actual tax liability incurred for tax return purposes.

Cash Flow Information - As presented in the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and interest-earning deposits.

Impact of New Accounting Pronouncement - During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 provides accounting and reporting standards for displaying comprehensive income and components of comprehensive income in a complete set of financial statements. SFAS 130 addresses reporting and display only and is effective for fiscal years beginning after December 15, 1997. The provisions of SFAS 130 have been reflected in the accompanying financial statements.

2.     Earnings Per Share
       ------------------

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in 1998. SFAS 128 establishes standards for computing earnings per share and requires the presentation of basic and diluted earnings per share amounts. Net income per share amounts for all periods presented have been restated to conform with SFAS 128.

For the years ending June 30, 1997 and 1998, net income available to the common stockholders for both basic and diluted earnings per share was equal to net income. The weighted average shares outstanding for basic and diluted earnings per share for 1997 and 1998 are as follows:

                                                  1997           1998
                                                  ----           ----

  Weighted average common shares outstanding    894,871        862,163
     Dilutive effects:
      Stock options and MRP shares granted            -          3,675
                                                -------        -------
  Weighted average common shares outstanding,
      diluted                                   894,871        865,838
                                                =======        =======

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

3.     Loans Receivable
       ----------------

       Loans receivable are summarized as follows:

                                                        June 30,
                                                   -------------------
                                                   1997           1998
                                                   ----           ----
         Real estate mortgage loans:
           One-to-four family residential        $ 23,909      $ 23,214
           Commercial real estate                   3,661         3,522
           Multi-family residential                    20            18
           Land                                     1,013         1,010
                                                 --------      --------
              Total real estate loans              28,603        27,764

         Consumer loans:
           Loans secured by deposit accounts          126           181
                                                 --------      --------
              Total loans                          28,729        27,945
                                                 --------      --------
         Less:
           Undisbursed portion of loans in
             process                                 (135)          (69)
           Allowance for loan losses                 (176)         (200)
           Deferred loan fees                        (160)         (158)
           Reserve for uncollected interest           (55)          (12)
                                                 --------      --------
                                                     (526)         (439)
                                                 --------      --------
                                                 $ 28,203      $ 27,506
                                                 ========      ========

At June 30, 1997 and 1998 loans which were contractually past due ninety days or more totaled approximately $581,000 and $231,000, respectively. All of these loans would be categorized as homogeneous loans and therefore excluded from consideration for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 114. The Savings Bank had no loans considered impaired as defined under SFAS No. 114 for 1997 and 1998. A summary of the activity in the allowance for loan losses is summarized as follows:

                                                   Years Ended June 30,
                                                   --------------------
                                                    1997          1998
                                                    ----          ----

     Beginning balance                           $    152      $    176
     Provision for losses charged to income            24            24
                                                 --------      --------
     Ending balance                              $    176      $    200
                                                 ========      ========
                                      49

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

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

4.  Real Estate Owned
    -----------------

    Real estate owned is summarized as follows:

                                                            June 30,
                                                    ----------------------
                                                    1997              1998
                                                    ----              ----

    One-to-four family residential                $     91         $    345
                                                  ========         ========

A summary of activity in the valuation allowance for losses on real estate is summarized as follows:


                                                     Years Ended June 30,
                                                    ----------------------
                                                    1997              1998
                                                    ----              ----

    Beginning balance                             $     15         $      -
    Chargeoffs                                         (15)               -
    Provision for losses charged to income               -                -
                                                  --------         --------
    Ending balance                                $      -         $      -
                                                  ========         ========

5.  Premises and Equipment
    ----------------------

    Premises and equipment is summarized as follows:

                                                            June 30,
                                                    ----------------------
                                                    1997              1998
                                                    ----              ----
    Land                                          $     16         $     16
    Office building and improvements                    84               84
    Furniture and equipment                            191              192
                                                  --------         --------
                                                       291              292
    Less accumulated depreciation                      226              236
                                                  --------         --------
                                                  $     65         $     56
                                                  ========         ========

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

6.  Deposits
    --------

    Deposits are summarized as follows:

                                                 June 30,
                                 ----------------------------------------
                                          1997                 1998
                                 -------------------   ------------------
                                 Weighted              Weighted
                                 Average               Average
                                  Rate       Amount     Rate       Amount
                                  ----       ------     ----       ------

     Passbook                     2.25%     $  2,117    2.25%    $  2,220
     Money market                 2.87%        1,443    2.96%       1,137
     Certificates of deposit      5.78%       14,112    5.90%      18,207
                                            --------             --------
        Total deposits
                                            $ 17,672             $ 21,564
                                            ========             ========
     Weighted average cost of deposits        5.12%                5.37%
                                              ====                 ====

    Contractual maturities of certificates of deposit are as follows:

                                                         June 30,
                                                    ----------------
                                                    1997        1998
                                                    ----        ----

    12 months or less                            $ 10,917     $ 13,801
    1-2 years                                       1,947        2,251
    2-3 years                                         738        1,362
    3-5 years                                         510          793
                                                 --------     --------
                                                 $ 14,112     $ 18,207
                                                 ========     ========

    Interest expense on deposits is summarized as follows:

                                                  Years Ended June 30,
                                                  --------------------
                                                    1997        1998
                                                    ----        ----
     Passbook                                     $     60    $     49
     Money market                                       46          38
     Certificates of deposit                           869         977
                                                  --------    --------
                                                  $    975    $  1,064
                                                  ========    ========

Certificates of deposit with balances of $100,000 or more totaled approximately $3,891,000 and $6,052,000 at June 30, 1997 and 1998,
respectively.

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

7.   Income Taxes
     ------------

    The components of income tax expense (benefit) are as follows:

                                                  Years Ended June 30,
                                                  --------------------
                                                  1997            1998
                                                  ----            ----

     Current                                    $    294       $    351
     Deferred (benefit)                               (5)           (42)
                                                --------       --------
        Total                                   $    289       $    309
                                                ========       ========

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

                                                   Years Ended June 30,
                                                  --------------------
                                                  1997            1998
                                                  ----            ----

     Computed income tax expense               $    259        $    253
     Increase (decrease) resulting from:
      State income tax net of federal
       tax benefits                                  22              26
      Other                                           8              30
                                               --------        --------
     Actual income tax expense                 $    289        $    309
                                               ========        ========

The components of the net deferred income tax assets are as follows:

                                                        June 30,
                                                  --------------------
                                                  1997            1998
                                                  ----            ----

   Deferred tax assets, principally deferred
     compensation expenses                       $    402       $    485
   Valuation allowance                                  -              -
                                                 --------       --------
                                                      402            485
   Deferred tax liabilities, principally
    unrealized gain on securities available
    for sale                                          238            343
                                                 --------       --------
        Net deferred income tax asset            $    164       $    142
                                                 ========       ========

The Savings Bank's annual addition to its reserve for bad debts allowed under the Internal Revenue Code may differ significantly from the bad debt experience used for financial statement purposes. Such bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserves are used for purposes other than to absorb bad debt losses. Since the Savings Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided on the amount of bad debt reserves for tax purposes that arose in tax years beginning before December 31, 1987, in accordance with SFAS No. 109. Therefore, retained earnings at

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

June 30, 1997 and 1998, includes approximately $1.1 million representing such bad debt deductions for which no deferred income taxes have been provided.

8.   Pension Plan
     ------------

The Company has a defined benefit pension plan covering all full-time employees over the age of twenty and one-half who have completed six months of continuous employment.

    The following is a summary of the components of pension cost:

                                                 Years Ended June 30,
                                                ---------------------
                                                1997             1998
                                                ----             ----

   Service cost-benefits earned during
     the year                                 $     16         $     12
   Interest cost on projected benefit
     obligation                                     14               11
   Actual return on plan assets                    (10)             (12)
   Net amortization of initial transition
     liability and deferral of subsequent
     gains under SFAS No. 87                         1                1
   Net amortization of loss not reflected
     in market related value                         3                -
                                              --------         --------
                                              $     24         $     12
                                              ========         ========

A summary of the plan's funding status is as follows:

                                                       June 30,
                                                ---------------------
                                                1997             1998
                                                ----             ----
   Actuarial present value of benefit
    obligations:
      Vested benefits                         $    138        $    154
      Non-vested benefits                            1               1
                                              --------        --------
        Accumulated benefit obligation        $    139        $    155
                                              ========        ========

   Projected benefit obligations for
    services rendered to date                 $    207        $    163
   Plan assets at fair value, primarily
    cash and contracts with insurance
    companies                                      135             160
                                              --------        --------
   Deficit of plan assets over projected
    benefit obligations                             72               3
   Unrecognized transition asset                   (19)            (18)
   Minimum liability adjustment                     25               -
   Unrecognized net loss                           (74)            (11)
                                              --------        --------

      Accrued (prepaid) pension expense       $      4        $    (26)
                                              ========        ========

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

The weighted average discount rate and rate of increase in future compensation levels in determining the actuarial present value of the projected benefit obligation for 1997 and 1998 was 8% and 5%, respectively. The expected long term rate of return on assets was 8%.

9.  Compensation Benefit Agreements
    -------------------------------

The Savings Bank has established nonqualified compensation agreements with its directors providing for fixed benefits payable monthly over a ten year period. The benefits are payable to those directors beginning upon attainment of age 62 or, in the event of their death, to their designated beneficiary. The expense before income tax effect associated with these agreements was approximately $17,000 for the years ending June 30, 1997 and 1998.

The Savings Bank also has established nonqualified compensation agreements with certain key executives providing for benefits payable monthly over a ten year period beginning at retirement and to their designated beneficiary in the event of death. The expense before income tax effect recognized on these agreements was approximately $84,000 and $50,000 for the years ending June 30, 1997 and 1998, respectively.

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

10.  Postretirement Benefits Other Than Pensions
     -------------------------------------------

Effective December 31, 1995, the Company adopted an unfunded postretirement health care benefit plan covering certain executive officers and their spouses for life beginning at their date of retirement. The Company plans to provide health insurance coverage under their existing group plan for these retirees. The benefits are recorded in accordance with SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions". Under SFAS No. 106, the Company is required to accrue the estimated cost of retiree benefit payments during the employee's active service period. Based on the full eligibility of the covered executive officers, the Company has accrued the expected postretirement benefit obligation of approximately $73,000 and $78,000 at June 30, 1997 and 1998, respectively. This liability consists entirely of unrecognized prior service cost.

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

11.  Employment and Change of Control Agreements
     -------------------------------------------

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

12.  Regulatory Matters
     ------------------

The Savings Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Company ("FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, the Savings Bank is subject to a North Carolina Savings Institution (State) capital requirement of at least 5% of total assets.

Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital to average assets ( as defined). Management believes, as of June 30, 1998, that the Savings Bank meet all capital adequacy requirements to which it is subject.

As of June 30, 1998, the most recent notification from the FDIC categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Savings Bank must maintain minimum total risked-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or event since the notification that management believes have changed the Savings Bank's category.

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

Following are the required and actual capital amounts and ratios for the Savings Bank:




                                                                                  TO BE WELL
                                                                               CAPITALIZED UNDER
                                                        FOR CAPITAL            PROMPT CORRECTIVE
                                  ACTUAL             ADEQUACY PURPOSES         ACTION PROVISIONS
                           -------------------      -------------------       -------------------
                           AMOUNT        RATIO      AMOUNT        RATIO       AMOUNT        RATIO
                           ------        -----      ------        -----       ------        -----

As of June 30, 1998:
  Tier 1 Capital (to                                           greater or                 greater or
    average assets)     $  10,869        31.8%     $  1,368    less than 4%  $  1,710     less than 5%
  Tier 1 Capital (to
    risk-weighted                                              greater or                 greater or
    assets)             $  10,869        59.8%     $    727    less than 4%  $  1,091     less than 6%
  Total Capital (to
    risk-weighted                                              greater or                 greater or
    assets)             $  11,069        60.9%     $  1,459    less than 8%  $  1,819     less than 10%

As of June 30, 1997:
  Tier 1 Capital (to                                           greater or                 greater or
    average assets)     $  10,328        34.5%     $  1,198    less than 4%  $  1,497     less than 5%
  Tier 1 Capital (to
    risk-weighted                                              greater or                 greater or
    assets)             $  10,328        56.9%     $    726    less than 4%  $    907     less than 6%
  Total Capital (to
   risk-weighted                                               greater or                 greater or
   assets)              $  10,504        57.9%     $  1,451    less than 8%  $  1,814     less than 10%


                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

13.  Financial Instruments with Off Balance Sheet Risk
     -------------------------------------------------

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

The Company had outstanding commitments to originate fixed rate mortgage loans of approximately $563,000 and $228,000 at June 30, 1997 and 1998,
respectively. The commitments to originate loans at June 30, 1997, had interest rates ranging from 8.00% to 8.50% with terms ranging from 15 to 16 years. The commitments to originate loans at June 30, 1998, had interest rates of 8.5% with terms of 16 years.

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

14.  Deposit Insurance Premiums
     ---------------------------

The Savings Bank recorded an expense in 1997 for the one-time industry-wide special assessment levied by the omnibus appropriation bill to recapitalize the Savings Association Insurance Fund (SAIF). The special assessment for deposit insurance premiums of approximately $137,000 has been reflected in income for the year ending June 30, 1997, with an after tax impact on net income of approximately $87,000. Effective January 1, 1997, the Savings Bank began paying reduced premium assessments in accordance with the new SAIF assessment schedule.

15.  Stockholders' Equity
     --------------------

Bancorp was incorporated under North Carolina law in February 1996 to acquire and hold all the outstanding common stock of the Savings Bank, as part of the Savings Bank's conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank. In connection with the conversion which was consummated on July 12, 1996, Bancorp issued and sold 979,897 shares of common stock at a price of $10.00 per share for total net proceeds of approximately $9.2 million after conversion expenses of approximately $585,000. Bancorp retained one-half of the net proceeds and used the remaining net proceeds to purchase the newly issued capital stock of the Savings Bank. Since, the conversion was essentially consummated prior June 30, 1996, the conversion was accounted for as being effective as of June 30, 1996, with the net conversion offering proceeds of approximately $9.2 million shown on the statements of stockholders' equity as proceeds from the sale of common stock.

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

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

16.  Employee Stock Plans
     --------------------

Employee Stock Ownership Plan - As part of the conversion discussed in Note 15, an Employee Stock Ownership Plan (ESOP) was established and the ESOP borrowed approximately $784,000 from Bancorp to purchase 78,391 shares of common stock issued by Bancorp. The loan will be repaid principally from the Savings Bank's discretionary contributions to the ESOP over a period of 15 years. On June 30, 1998, the loan had an outstanding balance of approximately $679,000 and an interest rate of 8.25%. The unearned compensation for unallocated shares is recorded as a reduction of the Company's stockholders' equity. Contributions to the ESOP and shares released from the suspense account are allocated to the participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service. Since Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expense is recognized to the extent of the fair value of shares committed to be released. In 1997 and 1998, compensation expense of approximately $73,000 and $120,000 was recorded for the release of shares. At June 30, 1997 and 1998, there remained approximately 73,000 and 66,000 shares in suspense, respectively. The value of the unreleased shares at June 30, 1998, was approximately $1.1 million.

Management Recognition and Retention Plan - The Company 1996 Management Recognition and Development Plan ("MRP") reserved 39,160 shares of common stock for issuance. Shares totaling 31,358 were granted to directors, officers and employees of the Company on July 13, 1997. The awards will vest ratably over a five year period with acceleration of vesting as defined by the Plan. Compensation expense, in the amount of the fair value of the common stock at the date of grant, will be recognized during the periods the participants become vested. For the year ended June 30, 1998, compensation expense of approximately $98,000 has been accrued. It is management's intent to fund vested MRP shares out of shares held in treasury.

Stock Option Plan - The Company 1996 Stock Option Plan reserved 97,990 shares for the benefit of directors, officers, and other key employees of the Company. The Plan provides for incentive options for officers and employees and nonincentive options for directors. The Plan is administered by a committee of at least three directors of the Company. The option exercise price cannot be less than the fair value of the underlying common stock at the date of the option grant, and the maximum option term cannot exceed ten years. The following table summarizes the non-incentive stock options that have been granted to directors and the incentive stock options granted to officers and other key employees. No options grants were exercisable at June 30, 1998.

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

                                                                   Option
                             Nonincentive   Incentive     Total     Price
                             ------------   ---------     -----     -----

   Shares under options:
    Outstanding at July 1,
      1997                             -           -           -   $     -

    Granted--July 13              14,700      53,896      68,596    16.375
                                 -------     -------     -------   -------
    Outstanding at June 30,
      1998                        14,700      53,896      68,596    16.375
                                 -------     -------     -------   -------
    Options available to grant
      at June 30, 1998                                    29,384


The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates for awards under the Plan consistent with methods under FASB Statement 123 (SFAS 123), the Company's net income and earnings per share would not have been materially reduced and therefore no proforma disclosure has been presented.

17.  Financial Instruments
     ---------------------

The approximate stated and estimated fair value of certain financial instruments are summarized below:

                                     1997                      1998
                              ----------------------    ---------------------
                              Stated     Estimated      Stated     Estimated
                              Amount     Fair Value     Amount     Fair Value
                              ------     ----------     ------     ----------
  Financial assets:
   Loans receivable, net    $ 28,203      $ 27,950     $ 27,506     $ 28,606
   Investments                   758           758          919          919
   Cash and cash
     equivalents               3,606         3,606        8,159        8,159

  Financial liabilities:
    Deposits:
      Demand deposits          3,560         3,560        3,357        3,357
      Certificates of
        deposit               14,112        14,130       18,207       18,300

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  . Fair value approximates book value for the following financial instruments due to the short-term nature of the instruments: Cash, interest earning deposits, accrued interest receivable and accrued expenses.

  . Fair values for loans held for investment are estimated by segregating the portfolio by type of loan and discounting scheduled cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity.

  . Fair values for demand deposits with no fixed maturity date is equal to the carrying value. The fair value of certificates of deposit are estimated by discounting the amounts payable at the certificate rates using the rates currently offered for deposits of similar remaining maturities.

  . Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would affect significantly the estimates. Further, the fair value estimates were calculated as of June 30, 1997 and 1998. Changes in market interest rates and prepayment assumptions could change significantly the estimated fair value.

  . Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise value, loan servicing portfolio, real estate, deferred tax assets, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

                                    60
PAGE

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

18.  Condensed Parent Company Financial Information
     ----------------------------------------------

The following condensed balance sheets as of June 30, 1997 and 1998, and condensed statements of income and cash flows for the years then ended for Mitchell Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.


     Parent Company Only                             June 30,     June 30,
     Balance Sheets (in thousands)                     1997        1998
     -----------------------------                     ----        ----

     Assets:
       Cash and cash equivalents                    $  1,965    $  2,705
       Equity in net assets of bank subsidiary        10,607      11,242
       Loans receivable                                1,740         679
       Prepaid expenses and other assets                  20           8
                                                    --------    --------
          Total assets                              $ 14,332    $ 14,634
                                                    ========    ========

     Liabilities                                           7           2

     Stockholders' equity                             14,325      14,632
                                                    --------    --------
          Total liabilities and stockholders'
            equity                                  $ 14,332    $ 14,634
                                                    ========    ========

                                                    For the Years Ended
                                                          June 30,
     Parent Company Only                            -------------------
     Statements of Income (in thousands)              1997        1998
     -----------------------------------              ----        ----

     Interest income                                $    228    $    185
     Expenses                                           (109)       (145)
     Income taxes                                        (42)        (27)
     Undistributed equity earnings                       394         420
                                                    --------    --------
     Net income                                     $    471    $    433
                                                    ========    ========

No dividends have been paid from the Savings Bank to the parent for the years ending June 30, 1997 and 1998.

                                             Notes to
MITCHELL BANCORP, INC. AND SUBSIDIARY        Consolidated Financial Statements
------------------------------------------------------------------------------

                                                    For the Years Ended
                                                          June 30,
     Parent Company Only                            -------------------
     Statements of Cash Flow (in thousands)           1997        1998
     --------------------------------------           ----        ----

     Operating activities:
      Net income                                   $    471    $    433
      Undistributed equity earnings of
       Savings Bank                                    (394)       (420)
      Other, net                                        (15)          9
                                                   --------    --------
                                                         62          22
                                                   --------    --------
     Investing activities:
      Loan to savings bank                           (1,000)          -
      Repayments on loans receivable                     44       1,061
                                                   --------    --------
         Net cash provided (used) by investing
           activities                                  (956)      1,061
                                                   --------    --------
     Financing activities:
      Repurchase of common stock                       (784)          -
      Dividends paid                                   (180)       (343)
      Repayment of stock oversubscription              (523)          -
      Payment of conversion cost                       (347)          -
                                                   --------    --------
        Net cash provided by financing activities    (1,834)       (343)
                                                   --------    --------
        Net increase in cash and cash equivalents    (2,728)        740

     Cash and cash equivalents at beginning of year   4,693       1,965
                                                   --------    --------
     Cash and cash equivalents at end of year      $  1,965    $  2,705
                                                   ========    ========

19.  Subsequent Event
     ----------------

The Company announced on August 13, 1998, its signing of a definitive agreement by which the Company will merge with a commercial bank. Under the agreement, the Company's shareholders will receive cash and/or shares of the commercial bank's common stock subject to an exchange ratio as defined in the merger agreement. The completion of the transaction is subject to regulatory and shareholder approval of the reorganization agreement.

The pending change in control, when approved and consummated, will result in the payment of certain employee severance benefits, the payment of employment contract settlements, and the acceleration of certain benefit payments from qualified and nonqualified retirement plans. At June 30, 1998, the Company has not accrued any liabilities with regard to these potential benefit payments that would only result upon approval and completion of the merger.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         None.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

     The Board of Directors of the Corporation is presently composed of six members, each of who are elected for a term of one year. The executive officers of the Corporation and the Savings Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The following tables sets forth information with respect to the Directors and executive officers of the Corporation and the Savings Bank.

              Directors of the Corporation and the Savings Bank

                         Age at           Year First Elected        Current
     Name            June 30, 1998 (1)  or Appointed Director (2) Term Expires
     ----            -----------------  ------------------------- ------------
  Calvin F. Hall           69                   1974                 1999
  Edward Ballew, Jr.       76                   1948                 1999
  Emma Lee M. Wilson       62                   1983                 1999
  Baxter D. Johnson        88                   1952                 1999
  Lloyd Hise, Jr.          53                   1988                 1999
  Michael B. Thomas        43                   1997                 1999
___________
(1)    As of June 30, 1998.
(2) Includes prior service on the Board of Directors of the Savings Bank, if any.

              Executive Officers of the Corporation and Savings Bank

                     Age at
                    June 30,
Name                 1998                  Position
                     ----     ------------------------------------------------
                              Corporation            Savings Bank
                              -------------------    -------------------------
----

Calvin F. Hall        69      President              President
Edward Ballew, Jr     76      Executive Vice         Executive Vice President
                              President and Chief    and Chief Executive
                              Executive Officer      Officer
Emma Lee M. Wilson    62      Assistant Managing     Assistant Managing
                              Officer, Secretary     Officer, Secretary
                              and Treasurer          and Treasurer

Biographical Information

      Set forth below is certain information regarding the Directors and executive officers of the Corporation and the Savings Bank. All of the directors and officers listed above have held positions with or been employed
by the Corporation for five years unless otherwise stated.    There are no
family relationships among or between the directors or executive officers.

      Calvin F. Hall is President and an agent of Fortner Insurance Agency, Inc., with which he has been affiliated with for over 39 years. Mr. Hall was appointed President of the Savings Bank in January 1995. Mr. Hall is a member of the Spruce Pine Rotary Club.

      Edward Ballew, Jr. has been employed as an executive officer by the Savings Bank since 1947 and serves as its Executive Vice President and Chief Executive Officer.

      Emma Lee M. Wilson has been employed by the Savings Bank since 1958 and has served in various capacities since that time. Mrs. Wilson is the Assistant Managing Officer, Secretary and Treasurer of the Savings Bank.

      Baxter D. Johnson has been the owner of Johnson Electric, Spruce Pine, North Carolina, for 68 years.

      Lloyd Hise, Jr. has been a practicing attorney in Spruce Pine, North Carolina since 1969.

      Michael B. Thomas is a salesman for Buck Stove, Inc., Spruce Pine, North Carolina. He is a past president of the Mitchell County Chamber of Commerce and has served on the Town of Spruce Pine Board of Alderman.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires the Corporation's executive officers and directors, and persons who own more than 10% of any registered class of the Corporation's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms it has received and written representations provided to the Corporation by the above referenced persons, the Corporation believes that all filing requirements applicable to its reporting officers, directors and greater than 10% shareholders were properly and timely complied with for the fiscal year ended June 30, 1998.

Item 10.  Executive Compensation
--------------------------------

Summary Compensation Table


                                                          Long-term Compensation
                                 Annual Compensation(1)             Awards
                                -----------------------   -------------------------
                                                          Restricted      Number           All
Name and                                                    Stock           of         Other Annual
Position                        Year  Salary(2)   Bonus    Awards(3)     Options(4)    Compensation(5)
--------                        ----  ---------   -----    ---------     ----------    ---------------

Edward Ballew, Jr.              1998   $83,868   $   --     $160,459      24,498           $38,319
 Executive Vice President       1997    73,800       --           --          --            31,647
 and Chief Executive Officer    1996    74,000    6,200           --          --                --


_______________
(1) All compensation is paid by the Savings Bank. Excludes certain additional benefits received by each individual, the aggregate amounts of which do not exceed 10% of the particular individual's total annual salary and bonus.
(2)     Includes Board of Directors fees of $6,000.

                   (footnotes continued on following page)

(3) Represents the value of restricted stock awards at July 13, 1997, the date of grant, pursuant to the Management Recognition Plan ("MRDP"). Dividends are paid on such awards if and when declared and paid by the Corporation on the Common Stock. At June 30, 1998, the value of the unvested awards (which vest pro rata over a five-year period with the first 20% installment vesting on July 13, 1998) for Mr. Ballew was $161,684 (9,799 shares at $16.50 per share).
(4) Subject to pro rata vesting over a five year period with the first 20% installment vesting on July 13, 1998.
(5)    Represents contribution made to the ESOP.

     Options Grants Table.  The following information is provided for Mr.
Ballew.


                          Number of     Percent of
                          Securities    Total Options
                          Underlying    Granted to
                           Options      Employees in    Exercise   Expiration
Name                      Granted (1)   Fiscal Year     Price         Date
----                      -----------   -----------     --------   ----------

Edward Ballew, Jr.          24,498           55%         $16.375    07/13/07
_____________
(1) Subject to pro rata vesting over a five year period with the first 20% installment vesting on July 13, 1998.

     Option Exercise/Value Table. The following information is provided for Mr. Ballew.

                                                         Number of
                                                   Securities Underlying          Value of Unexercised
                                                    Unexercised Options           In-the-Money Options
                       Shares                       at Fiscal Year End(#)         at Fiscal Year End($)
                     Acquired on     Value       ---------------------------    -------------------------
   Name              Exercise (#)  Realized($)   Exercisable   Unexercisable    Exercisable Unexercisable
   ----              -----------   -----------   -----------   -------------    ----------- -------------
Edward Ballew, Jr.       --            --             --           24,498             --         $3,062


Employment Agreements

     Effective December 31, 1995, the Savings Bank entered into three-year employment agreements with Mr. Ballew and Mrs. Wilson (individually, the "Executive"). The agreements provide for the extension of the term of the agreement for an additional year annually unless the Savings Bank provides the Executive with prior notice that the current term will not be extended. The agreements provide for an initial salary level for Mr. Ballew and Mrs. Wilson of $72,000 and $58,000, respectively. Under the agreements, the compensation of each Executive is subject to annual review. In addition, each Executive is eligible to participate in all employee benefit plans or arrangements which the Savings Bank makes available to its senior executive officers. The agreements provide that upon the Executive's termination of employment without cause or the Executive's resignation following the occurrence of certain events, including a material change in the Executive's functions, duties or responsibilities, the Savings Bank will make a severance payment equal to the greater of the payments due to the Executive over the remaining term of the agreement or three times the average of the Executive's base salary over the preceding three years. In addition, the Savings Bank is obligated to continue the Executive's life, dental and disability coverage through the expiration of the current term of the agreement. The agreements also restrict the Executive's right to compete against the Savings Bank for a period of two years from the date of the Executive's termination without cause or resignation in the circumstances described above.

     In connection with the Savings Bank's mutual to stock conversion, the agreements were amended to provide for severance payments and continuation of other employee benefits in the event of the Executive's involuntary termination of employment in connection with any change in control of the Savings Bank or the Corporation. Severance payments also will be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, Mr. Ballew and Mrs. Wilson are assigned duties inconsistent with their positions, duties, responsibilities and status immediately prior to such change in control. The term "change in control" will be defined as having occurred when, among other things, (i) a person other than the Corporation purchases shares of Common Stock pursuant to a tender or exchange offer for such shares, (ii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities, (iii) the membership of the Board of Directors changes as the result of a contested election, or (iv) shareholders of the Corporation approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's assets, or a plan of partial or complete liquidation.

     The severance payments from the Savings Bank will equal 2.99 times each Executive's average annual compensation during the five-year period preceding the change in control. Such amount will be paid in a lump sum within 10 business days following the termination of employment. Assuming that a change in control had occurred at June 30, 1998, Mr. Ballew and Mrs. Wilson would be entitled to severance payments of approximately $216,000 and $173,000, respectively. Section 280G of the Internal Revenue Code of 1986, as amended ("Code"), states that severance payments that equal or exceed three times the base compensation of the individual are deemed to be "excess parachute payments" if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of such excess payments, and the Executives would not be entitled to
deduct the amount of such excess payments.   If the proposed merger with First
Western is consummated, it would be deemed a change in control under the terms of the agreements.

Compensation Committee Interlocks and Insider Participation.

     Mr. Ballew, Executive Vice President and Chief Executive Officer of the Corporation, serves as a member of the Compensation Committee. Although the Chief Executive Officer recommends compensation to be paid to executive officers, the entire Board of Directors of the Savings Bank reviews such recommendations and sets the compensation for Mr. Ballew.

Directors' Compensation

     Board Fees. Except for the President who receives a monthly fee of $1,000, directors of the Savings Bank received a fee of $500 per month during the year ended June 30, 1998. Director fees totaled $39,000 for the year ended June 30, 1998. Directors do not receive any additional compensation for serving on committees of the Board of Directors. No separate fees are paid for service on the Board of Directors of the Corporation.

     Directors' Retirement Plan.   The Savings Bank established a retirement
plan for incumbent directors in 1994. The intent of the plan is to compensate directors for their past services to the Savings Bank and to provide incentives for continued service to the Savings Bank to ensure its continued success and to provide management of the Savings Bank with the benefits of the expertise and experience of its directors. Normal retirement age under the plan is age 62. The plan provides a normal retirement benefit equal to $500 per month for a period of 120 months following retirement. However, the Savings Bank may elect to pay the normal retirement benefit in a lump sum at any time following a director's retirement. The plan also provides for the payment of benefits equal to the normal retirement benefit in the case of a director who dies or becomes disabled prior to retirement. Directors who participate in the plan are subject to a noncompetition restriction during the benefit payment period. In addition, a retired director is obligated to provide consulting services to the Savings Bank during such period. Plan expenses totaled $17,000 for the fiscal year ended June 30, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Persons and groups who beneficially own in excess of 5% of the Corporation's Common Stock are required to file certain reports disclosing such ownership pursuant to the Exchange Act. Based on such reports, the following table sets forth, as of the close of business on the Voting Record Date, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock. Management knows of no persons other than those set forth below who beneficially owned more than 5% of the outstanding shares of Common Stock at the close of business on the Voting Record Date. The following table also sets forth, as of the close of business on the Voting Record Date, information as to the shares of Common Stock beneficially owned by each director, by the named executive officers of the Corporation, and by all executive officers and directors of the Corporation as a group.

                                       Number of Shares      Percent of Shares
Name                                 Beneficially Owned (1)    Outstanding
----                                 ----------------------    -----------
Beneficial Owners of More Than 5%

Mitchell Savings Bank, Inc., SSB
Employee Stock Ownership Plan Trust           78,392                8.36%

Jerome H. and Susan B. Davis (2)              93,000                9.92

Great Meadows, Inc. (3)                       97,550               10.41
  Samuel L. Phillips
  Van F. Phillips
  G. Byron Phillips
  Gina A. Phillips

Jewel Phillips                                48,502                5.18

Directors

Calvin F. Hall                                12,582                1.34%
Emma Lee M. Wilson                            12,568                1.34
Baxter D. Johnson                              2,393                   *
Lloyd Hise, Jr.                                5,398                   *
Michael B. Thomas                              3,165                   *

Named Executive Officers(4)

Edward Ballew, Jr.                            14,150                1.51

All Executive Officers and
 Directors as a Group (6 persons)             50,256                5.36
_______________
*    Less than 1 percent of shares outstanding.
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has voting or investment power with respect to such security. The table includes shares owned by spouses, other immediate family members in trust, shares

                 (footnotes continued on following page)
     held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.
(2) As disclosed in a Schedule 13D filed with the Securities and Exchange Commission ("SEC") on July 19, 1996, as subsequently amended on November 19, 1996, May 5, 1997, September 24, 1997 and October 31, 1997.
(3)  As disclosed in a Schedule 13D filed with the SEC on August 19, 1996.
(4) Under SEC regulations, the term "named executive officer" is defined to include the chief executive officer, regardless of compensation level, and the four most highly compensated executive officers, other than the chief executive officer, whose total annual salary and bonus for the last completed fiscal year exceeded $100,000. Edward Ballew, Jr. was the Corporation's only "named executive officer" for the fiscal year ended June 30, 1998. He is also a director of the Corporation.

     (c)       Changes In Control

     The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation, except for the following:

     Jerome H. Davis and Susan B. Davis, Greenwich, Connecticut, have filed with the SEC a Schedule 13D dated July 19, 1996, as subsequently amended on November 19, 1996, May 5, 1997, September 24, 1997 and October 31, 1997, with respect to the Corporation's common stock. The Schedule 13D discloses that Mr. Davis and Mrs. Davis beneficially own an aggregate of 93,000 shares of common stock, or 9.92% of the outstanding shares. Item 4 of the Schedule 13D, entitled "Purpose of Transaction," states, in part, "Mr. and Mrs. Davis now believe that Mitchell must consider several options which will enhance shareholder value, including a merger transaction."

Item 12.  Certain Relationships and Related Transactions

     Current law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. The Savings Bank therefore is prohibited from making any new loans or extensions of credit to the Savings Bank's executive officers and directors and at different rates or terms than those offered to the general public and has adopted a policy to this effect. The aggregate amount of loans by the Savings Bank to its executive officers and directors was approximately $58,000 at June 30, 1998. Such loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Savings Bank's other customers, (unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee) and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features when made.

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

      10.3     Mitchell Bancorp, Inc. 1996 Stock Option Plan**
      10.4     Mitchell Bancorp, Inc. 1996 Management Recognition and
                  Development Plan**
      21       Subsidiaries of Registrant
      23       Consent of Independent Auditors
      27       Financial Data Schedule

     (b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 1998.
_________________
* Incorporated by reference to the Corporation's Registration Statement on Form SB-2 (File No. 333-1888).
** Incorporated by reference to the Corporation's Annual Meeting Proxy Statement dated December 16, 1996.

                                SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITCHELL BANCORP, INC.


Date:  September 25, 1998               By: /s/Edward Ballew, Jr.
                                            ------------------------------
                                            Edward Ballew, Jr.
                                            Executive Vice President and Chief
                                            Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                         TITLE                   DATE



/s/ Edward Ballew, Jr.     Executive Vice President, Chief  September 25, 1998
-------------------------  Executive Officer and
Edward Ballew, Jr.         Director (Principal
                           Executive Officer)


/s/ Emma Lee M. Wilson     Assistant Managing Officer,      September 25, 1998
-------------------------  Secretary, Treasurer and
Emma Lee M. Wilson         Director (Principal Financial
                           and Accounting Officer)


/s/ Calvin F. Hall         President and Director           September 25, 1998
-------------------------
Calvin F. Hall



/s/ Baxter D. Johnson      Director                         September 25, 1998
-------------------------
Baxter D. Johnson


-------------------------  Director                         September 25, 1998
Lloyd Hise, Jr.


/s/ Michael B. Thomas      Director                         September 25, 1998
-------------------------
Michael B. Thomas

                                EXHIBIT 21

                      Subsidiaries of the Registrant

                                          Percentage      Jurisdiction or
Subsidiaries (1)                            Owned      State of Incorporation
----------------                            -----      ----------------------

Mitchell Savings Bank, Inc., SSB             100%          North Carolina

Mitchell Mortgage and Investment Co.,
   Inc. (2)                                  100%          North Carolina

-----------
(1) The operations of the Corporation's subsidiaries are included in the Corporation's consolidated financial statements.
(2)   Wholly-owned subsidiary of Mitchell Savings Bank, Inc., SSB.

                              EXHIBIT 23

                     Consent of Independent Auditors

                     CONSENT OF INDEPENDENT AUDITORS

     We have issued our report dated July 23, 1998, accompanying the Consolidated Financial Statements included in the Annual Report of Mitchell Bancorp, Inc. on Form 10-KSB for the year ending June 30, 1998. We hereby consent to the incorporation by reference of said reports in the Registration Statement of Mitchell Bancorp, Inc. on Form S-8 (File No. 333- 31253, effective July 14, 1997).

                                            /s/Crisp Hughes Evans LLP
                                            ----------------------------
                                            CRISP HUGHES EVANS, LLP

Asheville, North Carolina
September 21, 1998

                                  Exhibit 27
                            Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Mitchell Bancorp, Inc. for the year ended June 30, 1998 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                     as of or for the year
Item Number ended    June 30, 1998            Item Description
-----------------    ---------------------    ----------------

9-03 (1)                   44                 Cash and due from Banks
9-03 (2)                8,115                 Interest-bearing deposits
9-03 (3)                   --                 Federal funds sold - purchased
                                                 securities for resale
9-03 (4)                   --                 Trading account assets
9-03 (6)                  628                 Investment and mortgage backed
                                                 securities held for sale
9-03(6)                    --                 Investment and mortgage backed
                                                 securities held to
                                                 maturity - carrying value
9-03 (6)                   --                 Investment and mortgage backed
                                                 securities held to
                                                 maturity - market value
9-03 (7)               27,706                 Loans
9-03 (7)(2)               200                 Allowance for losses
9-03 (11)              37,306                 Total assets
9-03 (12)              21,564                 Deposits
9-03 (13)                  --                 Short-term borrowings
9-03 (15)               1,110                 Other liabilities
9-03 (16)                  --                 Long-term debt
9-03 (19)                  --                 Preferred stock - mandatory
                                                 redemption
9-03 (20)                  --                 Preferred stock - no mandatory
                                                 redemption
9-03 (21)                  10                 Common stocks
9-03 (22)              14,622                 Other stockholders' equity
9-03 (23)              37,306                 Total liabilities and
                                                 stockholders' equity
9-04 (1)                2,442                 Interest and fees on loans
9-04 (2)                   27                 Interest and dividends on
                                                 investments
9-04 (4)                  304                 Other interest income
9-04 (5)                2,773                 Total interest income
9-04 (6)                1,064                 Interest on deposits
9-04 (9)                1,064                 Total interest expense
9-04 (10)               1,709                 Net interest income
9-04 (11)                  24                 Provision for loan losses
9-04 (13)(h)               --                 Investment securities
                                                 gains/(losses)
9-04 (14)                 947                 Other expenses
9-04 (15)                 742                 Income/loss before income tax
9-04 (17)                 742                 Income/loss before extraordinary
                                                 items
9-04 (18)                  --                 Extraordinary items, less tax
9-04 (19)                  --                 Cumulative change in accounting
                                                 principles
9-04 (20)                 433                 Net income or loss
9-04 (21)                 .50                 Earnings per share - primary
9-04 (21)                 .50                 Earnings per share - fully
                                                 diluted
I.B. 5                   4.94                 Net yield - interest earning
                                                 assets - actual
III.C.1. (a)              231                 Loans on non-accrual
III.C.1. (b)               --                 Accruing loans past due 90 days
                                                 or more
III.C.2. (c)               --                 Troubled debt restructuring
III.C.2                    --                 Potential problem loans

V.A.1                    176                 Allowance for loan loss -
                                                 beginning of period
IV.A.2                     --                 Total chargeoffs
IV.A.3                     --                 Total recoveries
IV.A.4                    200                 Allowance for loan loss - end of
                                                 period
IV.B.1                    200                 Loan loss allowance allocated to
                                                 domestic loans
IV.B.2                     --                 Loan loss allowance allocated to
                                                 foreign loans
IV.B.3                     --                 Loan loss allowance -
                                                 unallocated