Form 10QSB
period 1998-09-30
MITCHELL BANCORP INC
filed 1998-11-17
CIK 1009873

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ___________________________

                                   FORM 10-QSB

   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

   [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File Number 0-28446
                                                 -------

                            MITCHELL BANCORP, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

         North Carolina                                   56-1966011
-----------------------------------              -----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

210 Oak Avenue, Spruce Pine, North Carolina                 28777
---------------------------------------------               -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (828) 765-7324

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          X    Yes          No
                         ----          ----
As of September 30, 1998, there were 937,174 shares of the Registrant's common stock, par value $0.01 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                               Yes       X  No
                         ----          ----

                              MITCHELL BANCORP, INC.
                                 AND SUBSIDIARY

                            Spruce Pine, North Carolina

                                      Index


PART I.                                                              Page(s)
-------                                                              -------
FINANCIAL INFORMATION

Item 1.
Financial Statements

Consolidated Balance Sheets-(Unaudited) as of June 30, 1998
  and September 30, 1998............................................   3

Consolidated Statements of Income - (Unaudited) for the
  three month periods ended September 30, 1997 and 1998.............   4

Consolidated Statements of Stockholders' Equity (Unaudited).........   5

Consolidated Statements of Cash Flows - (Unaudited) for the
  three months ended September 30, 1997 and 1998....................   6

Notes to (Unaudited) Consolidated Financial Statements.............. 7-9

Item 2.
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.........................................10-13

PART II.
--------
OTHER INFORMATION

Item 1.   Legal Proceedings.........................................  14

Item 2.   Changes in Securities.....................................  14

Item 3.   Defaults Upon Senior Securities...........................  14

Item 4.   Submission of Matters to a Vote of Security Holders.......  14

Item 5.   Other Information.........................................  14

Item 6.   Exhibits and Reports on Form 8-K..........................14-15

Signatures..........................................................  16

                    MITCHELL BANCORP, INC. AND SUBSIDIARY

                         Consolidated Balance Sheets
                                (Unaudited)
                      (in thousands, except share data)


                                               June 30,        September 30,
       Assets                               ----------------------------------
       ------                                   1998               1998
                                                ----               ----

Cash and due from banks                      $      44          $     167
Interest earning deposits                        8,115              9,337
Investment securities:
  Available for sale (amortized cost of $13)       628                662
Loans receivable, net                           27,506             26,290
Real estate owned                                  345                288
Premises and equipment, net                         56                 53
Federal Home Loan Bank stock                       291                291
Accrued interest receivable                          5                  7
Deferred income taxes                              142                103
Prepaid expenses and other assets                  174                242
                                             ---------          ---------
    Total assets                             $  37,306          $  37,440
                                             =========          =========

 Liabilities and Stockholders' Equity
 ------------------------------------

Deposits                                     $  21,564          $  21,792
Accrued interest payable                            76                 68
Accrued expenses and other liabilities             992                910
Current income taxes payable                        42                 39
                                             ---------          ---------
    Total liabilities                           22,674             22,809
                                             ---------          ---------
Stockholders' equity:
 Preferred stock ($.01 par value, 500,000
  shares authorized; none outstanding)               -                  -
 Common stock ($.01 par value, 3,000,000
  shares authorized; 979,987 shares issued;
  930,902  and 937,174 shares outstanding
  June 30 and September 30, 1998,
  respectively)                                     10                 10
 Paid-in capital                                 9,274              9,289
 Retained earnings, substantially restricted     6,419              6,256
 Treasury stock, at cost (48,995 and 42,723
   shares, respectively)                          (784)              (684)
 Accumulated other comprehensive income            374                396
 Unearned compensation:
  Employee stock ownership plan                   (661)              (636)
                                             ---------          ---------
    Total stockholders' equity                  14,632             14,631
                                             ---------          ---------
    Total liabilities and stockholders'
     equity                                  $  37,306          $  37,440
                                             =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                     MITCHELL BANCORP, INC. AND SUBSIDIARY

               Consolidated Statements of Comprehensive Income
                                 (Unaudited)
                     (in thousands, except per share data)

                                                    For Three Months Ended
                                                         September 30,
                                                   -------------------------
                                                      1997            1998
                                                      ----            ----

Interest income:
 Loans                                             $    608        $    578
 Investments                                              7               7
 Interest earning deposits                               48             121
                                                   --------        --------
    Total interest income                               663             706

Interest expense:
 Deposits                                               235             290
                                                   --------        --------
    Net interest income                                 428             416

Provision for loan losses                                 6               6
                                                   --------        --------
    Net interest income after provision
     for loan losses                                    422             410

Non-interest income:
 Other                                                    1               1
                                                   --------        --------
    Total non-interest income                             1               1
                                                   --------        --------
Non-interest expenses:
 Compensation                                            88              98
 Other employee benefits                                 64              71
 Net occupancy expense                                    6               6
 Deposit insurance premiums                               3               3
 Data processing                                          7               7
 Other                                                   47             158
                                                   --------        --------
    Total non-interest expenses                         215             343
                                                   --------        --------
    Income before income taxes                          208              68

Income tax expense                                       83              56
                                                   --------        --------
    Net income                                          125              12

Other comprehensive income:
 Net unrealized gains on securities available
  for sale, net of income taxes of $1 and $12,
  respectively                                            1              22
                                                   --------        --------
    Comprehensive income                           $    126        $     34
                                                   ========        ========

Basic and diluted net income per share             $    .15        $    .01
Weighted average shares                                 860             873


The accompanying notes are an integral part of these consolidated financial statements.

                                               MITCHELL BANCORP, INC. AND SUBSIDIARY

                                             Consolidated Statements of Stockholders' Equity
                                                              (Unaudited)
                                                    (in thousands except share data)

                                                                       Accumulated
                                                                          Other      Unearned
                           Common    Paid-In    Retained   Treasury   Comprehensive Compensation
                            Stock    Capital    Earnings     Stock       Income      For ESOP      Total
                           ------    -------    --------   --------    ----------  ------------    -----

Balance at June 30, 1997  $     10 $   9,225   $   6,329  $    (784)   $     277    $    (732)  $ 14,325
Comprehensive income:
 Net income                      -         -         433          -            -            -        433
 Other comprehensive
 income:
  Unrealized gain on
   securities available
   for sale, net of
   income taxes                  -         -           -          -           97            -         97
                          -------- ---------   ---------  ---------    ---------    ---------   --------
    Comprehensive income         -         -         433          -           97            -        530
                          -------- ---------   ---------  ---------    ---------    ---------   --------
Dividends paid ($.40 per
 share)                          -         -        (343)         -            -            -       (343)
Earned compensation-ESOP         -        49           -          -            -           71        120
                          -------- ---------   ---------  ---------    ---------    ---------   --------
Balance at June 30, 1998        10     9,274       6,419       (784)         374         (661)    14,632
Comprehensive income:
 Net income                      -         -          12          -            -            -         12
 Other comprehensive income:
  Unrealized gain on
   securities available
   for sale, net of
   income taxes                  -         -           -          -           22            -         22
                          -------- ---------   ---------  ---------    ---------    ---------   --------
    Comprehensive income         -         -          12          -           22            -         34
                          -------- ---------   ---------  ---------    ---------    ---------   --------
Dividends paid ($.20 per share)                     (175)                                           (175)
Funding for MRP  vesting                                        100                                  100
Earned compensation-ESOP                  15                                               25         40
                          -------- ---------   ---------  ---------    ---------    ---------   --------
Balance at September 30,
1998                      $     10 $   9,289   $   6,256  $    (684)   $     396    $    (636)  $ 14,631
                          ======== =========   =========  =========    =========    =========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                               5

                     MITCHELL BANCORP, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                       Three Months Ended
                                                          September 30,
                                                        ----------------
                                                        1997        1998
                                                        ----        ----
Operating activities:
 Net income                                           $   125     $    12

 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            2           3
    Provision for loan losses                               6           6
    Net loss on the sale of real estate                     -           3
    Increase (decrease) in reserve for
      uncollected interest                                  2          (7)
    Deferred income taxes                                  21          27
    Net increase (decrease) in deferred loan fees           4          (7)
    Amortization of unearned compensation                  22          40
    Increase in accrued interest receivable                 -          (2)
    Increase in prepaid expenses and other assets         (25)        (65)
    Decrease in accrued interest payable                   (2)         (8)
    Increase in accrued expenses and other liabilities     56           3
                                                      -------     -------
        Net cash provided by operating activities         211           5
                                                      -------     -------
Investing activities:
 Net (increase) decrease in loans                        (600)      1,274
 Proceeds from the sale of real estate                      -          16
 Investment in life insurance cash surrender value         (2)         (3)
                                                      -------     -------
    Net cash provided (used) by investing activities     (602)      1,287
                                                      -------     -------
Financing activities:
 Net increase in deposits                               1,500         228
 Dividends paid                                          (170)       (175)
                                                      -------     -------
    Net cash provided (used) by financing activities    1,330          53
                                                      -------     -------
    Increase (decrease) in cash and cash equivalents      939       1,345

Cash and cash equivalents at beginning of period        3,606       8,159
                                                      -------     -------
Cash and cash equivalents at end of period            $ 4,545     $ 9,504
                                                      =======     =======
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                            $   276     $   298
  Income taxes                                             48          94

 Noncash transactions:
  Unrealized gain on securities available for sale,
   net of deferred tax liability                      $     1     $    22
  Loans to facilitate the sale of real estate owned   $     -     $   111

  Real estate acquired in satisfaction of mortgage
   loans                                              $     -     $    61
  Treasury stock used to fund MRP vesting             $     -     $   100


The accompanying notes are an integral part of these consolidated financial statements.

                          MITCHELL BANCORP, INC.
                              AND SUBSIDIARY

                Notes to Consolidated Financial Statements
                               (Unaudited)

1.   Mitchell Bancorp, Inc.
     ----------------------
     Mitchell Bancorp, Inc. ("Bancorp") was incorporated under the laws of the State of North Carolina for the purpose of becoming the savings and loan holding company of Mitchell Savings Bank, Inc. SSB (the "Savings Bank") in connection with the Savings Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank (the "Conversion"), pursuant to its Plan of Conversion. Bancorp commenced on May 8, 1996, a Subscription Offering of its shares in connection with the Conversion. On July 12, 1996, the Conversion was completed. The financial statements of the Savings Bank are presented on a consolidated basis with those of the Bancorp.

     The consolidated financial statements included herein are for the Bancorp, the Savings Bank and the Savings Bank's wholly owned subsidiary, Mitchell Mortgage and Investment Co. (MMI) herein collectively referred to as the "Company". The impact of MMI on the consolidated financial statements is insignificant. MMI has no operating activity other than to own stock in a third-party service bureau used by the Savings Bank.

2.   Basis of Preparation
     --------------------
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the three month period ended September 30, 1998 is not necessarily indicative of the results which may be expected for the entire year.

     It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended June 30, 1998 which are included in the Form 10-KSB.

                                              Notes to Consolidated
MITCHELL BANCORP, INC AND SUBSIDIARY          Financial Statements, Continued
------------------------------------------------------------------------------

3.   Earnings Per Share
     ------------------
     Basic and diluted earnings per share amounts have been computed in accordance with Statement of Financial Accounting Standard No. 123 (SFAS 123). Per share amounts for the three month period ended September 30, 1997 have been restated in accordance with SFAS 123. Unallocated ESOP shares are not considered as outstanding for purposes of the basic or diluted calculation.

4.   Stockholders' Equity
     --------------------
     On January 29, 1997, the stockholders of the Company approved the Company's Stock Option Plan and Management Recognition Plan (MRP) at the Company's annual meeting. Shares granted to directors and employees under these plans may be from authorized but unissued shares of common stock or they may be purchased in the open market. The Company had previously announced and repurchase 5% of its outstanding common stock to fund these plans. As of September 30, 1998, 48,995 shares of common stock had been repurchased and 6,272 shares were used to fund the vesting of the MRP in July 1998. The remaining 25,086 shares will be moved from treasury stock and restricted for the remaining MRP awards unvested.

5.   Change in control
     -----------------
     On August 13, 1998, the Company signed a definitive agreement under which the Company will seek shareholder and regulatory approval to merge with First Western Bank, Burnsville, North Carolina, a state chartered commercial bank. Under the agreement, the shareholders will receive cash and/or shares of the First Western's common stock subject to an exchange ratio as defined in the merger agreement.

     The pending change in control, if approved and consummated, will result in the payment of certain employee benefits, the payment of employment contract settlements, and the acceleration of certain benefit payments from qualified and nonqualified retirement plans. As of September 30, 1998, the Company has not accrued any additional liabilities with regard to these potential benefit payments that will result upon approval and completion of the merger.

     Unvested stock options of 54,877 and unvested MRP awards of 25,086 under the terms of the individual plan documents will fully vest with the change of control. The Company will recognize at that time additional compensation expense for unvested MRP awards which have not been recognized. The Company is in the process of moving 25,086 shares from treasury stock and restricting them for the unvested MRP awards. It is also the intent under the merger agreement that the ESOP plan will have first rights to cash consideration for its unallocated shares. This will enable the ESOP to repay its outstanding debt obligation to the Company and distribute the excess proceeds to plan participants, which will in effect terminate the plan.

                                              Notes to Consolidated
MITCHELL BANCORP, INC AND SUBSIDIARY          Financial Statements, Continued
------------------------------------------------------------------------------

6. Asset Quality
   -------------
    At September 30, 1998, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) and real estate owned of approximately $527,000. Of the $239,000 of nonperforming loans, 35.6%, or $85,000, were the result of loan customers filing bankruptcy. The Company's ability to take action on these loans and the underlying collateral is dependent on the bankruptcy procedures. As a percentage of net loans at September 30, 1998, nonperforming loans was .91%. Total nonperforming assets as a percent of total assets at September 30, 1998 was 1.41%.

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

Comparison of Financial Condition at June 30, 1998 and September 30, 1998

The Company's total consolidated assets remained constant from June 30, 1998 to September 30, 1998. This was primarily attributable to the fact that the Company did not experience any significant deposit growth during the three month period.

The composition of the Company's balance sheet has not been materially affected by market conditions between June 30, 1998 and September 30, 1998. Net loans decreased by $1.2 million, or 4.42%, as a result of the Company experiencing scheduled repayments and payoffs of loans in the current interest rate environment in excess of new loan originations.

Consistent with its historical lending practices, virtually all of the Company's loan portfolio at September 30, 1998 consisted of fixed rate loans with maturities up to sixteen (16) years. Consequently, the Company is exposed to a high degree of interest rate risk in a rising interest rate environment. The Company has historically accepted this risk in light of its relatively high capital levels. See "Liquidity and Capital Resources" discussion below.

Deposits increased only $228,000 or 1.06%, from $21.6 million at June 30, 1998 to $21.8 million at September 30, 1998. The Company's experienced limited growth in passbook savings and certificates of deposit during the three month period.

Comparison of Results of Operations for the Three Months Ended September 30, 1997 and 1998

Net Income. Net income decreased $113,000 or 90.4% from net income of $125,000 for the three months ended September 30, 1997 to net income of only $12,000 for the three months ended September 30, 1998. The decrease was primarily the result of additional non-interest expenses associated with the pending merger. These additional merger related expenses, which are not tax deductible, significantly reduced net income for the first quarter.

Net Interest Income. Net interest income decreased $12,000 or 2.80% from $428,000 for the three months ended September 30, 1997 to $416,000 for the three months ended September 30, 1998. The decline in net interest income primarily reflects a 22 basis point increase in the average cost of funds for the three months ended September 30, 1998 as compared to 1997. Furthermore, there was approximately $3.3 million more in average deposits outstanding during 1998 than in 1997. The interest rate spread also decreased from 2.85% for three months ending September 30, 1997 to 2.38% for the three months ending September 30, 1998.

Interest Income. Total interest income increased $43,000 from $663,000 for the three months ended September 30, 1997 to $706,000 for the three months ended September 30, 1998. Interest on loans decreased $30,000 as a result of a $2.2 million decrease in average loans outstanding, or 7.19%. Interest on overnight funds increased by $73,000 as additional funds available from savings deposit growth and loan repayment were invested in overnight funds.

Interest Expense. Interest expense increased $55,000 from $235,000 for the three months ended September 30, 1997 to $290,000 for the three months ended September 30, 1998. The increase for the three months ending September 30, 1998 was the result of a increase of approximately $3.4 million in the average balance of certificates of deposits outstanding during 1998 as compared to the same period in 1997. Certificates of deposit are higher costing funds than other transaction accounts.

Provision for Loan Losses. The provision for loan losses for both three month periods ended September 30, 1998 and 1997 was $6,000. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. The ratio of allowance to non-performing loans at September 30, 1998 was 86.2%.

Non-Interest Expense. Non-interest expense increased by $128,000 from $215,000 for the three months ending September 30, 1997 to $343,000 for 1998. This increase was primarily the result of an increase in professional fees associated with the Company's pending merger. The Company incurred legal and accounting fees in connection with due diligence procedures, merger negotiations, and other related activities during the three month period.

Income Taxes. Income tax expense for the three months ending September 30, 1998 was $56,000 compared to income tax expense of $83,000 for the same period in 1997. Income tax expense for 1998 as a percentage of pretax income increased because of the nondeductible merger related expenses incurred during the period.

Liquidity and Capital Resources. The Company's primary sources of funds are new deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 1998, there were no material commitments for capital expenditures and the Company had unfunded loan commitments of approximately $194,000. At September 30, 1998, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at September 30, 1998, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Savings Bank exceeded all of its capital requirements at September 30, 1998. The Savings Bank had the following capital ratios at September 30, 1998:


                                           For Capital      Categorized as
                           Actual      Adequacy Purposes "Well Capitalized"(1)
                       -------------   ----------------- ---------------------
                       Amount  Ratio    Amount     Ratio   Amount     Ratio
                       ------  -----    ------     -----   ------     -----
As of September 30, 1998:

Tier I Capital
 (To average assets)  $ 10,998  32.3%  $ 1,363     > 4%   $ 1,703      > 5%
                                                   -                   -
Tier I Capital
 (To risk weighted
  assets)             $ 10,998  61.4%  $   716     > 4%   $ 1,074      > 6%
                                                   -                   -
Total Capital
 (To risk weighted
  assets)             $ 11,204 62.9%  $ 1,432     >8%    $ 1,790      > 10%
                                                   -                   -
1)  As categorized under the Prompt Corrective Action Provisions.

Year 2000 Issues. The Company has formulated a Year 2000 Compliance Plan to address this issue. The phases identified under the plan are awareness, assessment, renovation, validation and implementation. The purpose of the plan is to outline the procedures necessary for assuring that the Company is in a state of readiness for the century date change. The Company is on hold currently with regard to its contingency plan which would be designed to prepare a operating alternative in the event that systems do not perform as planned either before or after the century date change. The

Company has sought and received regulatory approval to delay the development of a contingency plan dependent on the outcome of its pending merger. The acquiror has notified the Company of its plans to convert the data processing functions to its system shortly after the effective date of the merger.

Substantially all of the Company's material data processing functions are provided by a third party service bureau. The service bureau has advised the Company in writing that it is Year 2000 compliant. Company personnel are scheduled to perform testing on the system by the end of 1998. The Company has also made written and oral inquiries of non-information technology providers as to their year 2000 readiness. No significant issues have been raised at this time based on these inquiries and responses.

The Company had scheduled and has replaced certain teller terminals which are on-line with the third party service bureau. The equipment is compatible with the teller equipment utilized by the acquiring company. The computer upgrades were necessitated by the age and condition of the previous equipment and the cost was not material to the Company's financial condition. The Company has a reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. However, no assurance can be given that the Year 2000 compliance plan will be completed successfully by the Year 2000

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events. These events are inherently uncertain, including the progress and results of vendors, suppliers and customers Year 2000 readiness.

Part II.                OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          From time to time, the Company may be a party to various legal proceedings incident to its or their business. At September 30, 1998, there were no legal proceedings to which the Bancorp or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          2 Agreement and Plan of Merger, dated August 13, 1998, between the Company and First Western Bank (incorporated by reference to the Company's current report on Form 8-K dated August 18,
               1998).

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

            27 Financial Data Schedule

       A current report on Form 8-K was filed on August 19, 1998 to report the signing of a definitive merger agreement with First Western Bank. The Form 8-K included as exhibits the Agreement and Plan of Merger and related press release. No financial statements were filed.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Mitchell Bancorp, Inc.

Date:  November 13, 1998             By: /s/Edward Ballew, Jr.
       ------------------                ------------------------------------
                                         Edward Ballew Jr.
                                         (Executive Vice President and Chief
                                         Executive Officer)

                                     Mitchell Bancorp, Inc.

Date:  November 13, 1998             By: /s/Emma Lee M. Wilson
       ------------------                ------------------------------------
                                         Emma Lee Wilson
                                         (Chief Financial Officer)